Form 10-K/A
period 1992-12-31
CAPITAL HOLDING CORP
filed 1994-01-13
CIK 17206

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K\A-1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended  December 31, 1992
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                       to
Commission file Number  1-6701
                          CAPITAL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)
                Delaware                                  51-0108922
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)
Capital Holding Center, 400 West Market Street, Louisville, Kentucky   40202
            (Address of principal executive offices)                (Zip Code)
Registrant's telephone number, including area code         (502) 560-2000
Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
       Title of each class                        on which registered
    Common Stock, $1 par value                   New York Stock Exchange
                                                 Pacific Stock Exchange
    Adjustable Rate Cumulative
      Preferred Stock, Series F                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
       $4 Non-Cumulative Convertible Junior Preferred Stock, Series J
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X . No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1993.
                  Common Stock, $1 par value - $3,917,394,600
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 1993.
                Common Stock, $1 par value - 49,003,897 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report for the year ended December 31, 1992, are incorporated by reference into Parts I and II.
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 1993, are incorporated by reference into Part III.

PART I
Item 1.   BUSINESS

     Organization and Segments
     Capital Holding Corporation (the "Company") was formed by Commonwealth Life Insurance Company ("Commonwealth Life") in Louisville, Kentucky, in 1969 as a holding company to facilitate growth through acquisition of other insurance companies. The objective was to achieve earnings growth through economies of scale and the sharing of commonly needed resources, while preserving the strengths of the acquired companies' marketing operations.

     By 1976, the Company had acquired Peoples Life Insurance Company ("Peoples Life") in Washington, D.C.; National Standard Life Insurance Company ("National Standard") in Orlando, Florida; Georgia International Life Insurance Company ("Georgia International") in Atlanta, Georgia; Home Security Life Insurance Company ("Home Security") in Durham, North Carolina; and several other companies that were subsequently merged into these affiliates. These affiliates constitute what has previously been reported as the Company's Agency Group segment. On October 1, 1985, Peoples Life and Home Security Life were merged to form Peoples Security Life Insurance Company ("Peoples Security") with headquarters in Durham. On March 31, 1987, the Company sold Georgia International to Southmark Corporation. On April 1, 1988, National Standard was merged into Commonwealth Life. On September 8, 1989, the Company acquired Southlife Holding Company and its primary operating companies, Public Savings Life Insurance Company ("Public Savings Insurance") and Security Trust Life Insurance Company ("Security Trust"). In December, 1991, the Company created Capital Security Life Insurance Company ("Capital Security"), as the successor to Public Savings Insurance. On November 14, 1991, the Company acquired Durham Corporation ("Durham Life") and its primary operating company, Durham Life Insurance Company, with headquarters in Raleigh, North Carolina. In 1987, the wholesale accumulation product business previously managed in Agency Group and the retail accumulation product business previously managed by National Liberty Corporation were moved to the Accumulation and Investment Group, and historical results for these businesses are now reported under this segment.

     In 1979, Commonwealth Life's property and casualty operation was recapitalized, made a direct subsidiary of the Company and later was renamed Capital Enterprise Insurance Company ("Capital Enterprise"). On December 31, 1986, the Company acquired Worldwide Underwriters Insurance Company ("Worldwide Insurance"), located in St. Louis, Missouri, and the personal lines property and casualty insurance business of the Wausau Insurance Companies. Concurrently, it made Capital Enterprise a direct subsidiary of Worldwide Insurance. These two affiliates form the property and casualty line of business of the Company's Direct Response Group.

     National Liberty Corporation ("National Liberty") in Valley Forge, Pennsylvania, was acquired on January 14, 1981, and added a nationwide direct marketing operation to what previously had been a regional, agent based marketing system. During 1987, National Liberty acquired ACI Financial Corporation ("ACI Financial"), a direct response marketer and administrator of life and health insurance to national affinity groups.

     Effective January 15, 1993, National Liberty acquired Academy Insurance Group ("Academy"). Academy markets life insurance to active duty military service personnel. The direct response business of National Liberty, along with ACI Financial, and Academy are also part of the Direct Response Group.

     In April, 1984, the Company acquired a controlling interest in First Deposit Corporation ("First Deposit"), located in San Francisco, California, which owns a consumer bank (First Deposit National Bank), a credit card bank (First Deposit National Credit Card Bank) and a small life insurance company. Ownership was increased each year until 1989 when the remaining shares were purchased. At December 31, 1992, the Company owned 100% of the common stock and 100% of the outstanding preferred stock of First Deposit.

     Financial information about business segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Products
     The Company's insurance products include life and annuity, accident and health, and property and casualty insurance.

     Individual life products include universal life contracts, traditional and interest-sensitive whole life insurance, term insurance, endowments, accidental death and dismemberment coverage, and premium waiver disability insurance. All of these policies are primarily written on a nonparticipating basis.

     The following table reconciles total life insurance in force for the year ended December 31, 1992:

                                                      Total
                                                 Life Insurance
                                             (dollars in thousands)

     In force at December 31, 1991                 $54,114,113

     Sales and additions                            16,074,269
                                                    70,188,382
     Terminations:
       Surrender and Conversion                      1,501,659
       Lapse                                         6,359,103
       Reinsurance                                   1,421,311
       Other                                         2,643,899
                           Subtotal                 11,925,972

     In force at December 31, 1992                 $58,262,410 (1)


     Number of policies in force
       before reinsurance ceded
       at December 31, 1992                          1,630,415 (1)


     (1) Reinsurance assumed has been included. Reinsurance ceded has not been deducted.

     Individual accident and health insurance products include coverages for regular income during periods of hospitalization, scheduled reimbursement for specific hospital/surgical expenses and cancer treatments, and lump-sum payments for accidental death or dismemberment. Additionally, a Medicare supplement product is offered.

     The Company's property and casualty insurance affiliates underwrite personal lines automobile and homeowner coverages.

     The institutional line of accumulation products consists of guaranteed investment contracts ("GIC's"), which can receive interest based on rates indexed to either short-, intermediate- or long-term rates, funding agreements and separate accounts. In addition, the institutional line includes Trust GIC's where the plan sponsor owns and retains assets related to these contracts and the Company guarantees to provide benefit responsiveness in the event that benefit requests and other contractual commitments exceed plan cash flows. The retail line includes structured settlements, immediate life annuities, single premium life contracts, single premium and flexible premium deferred annuities, and individual retirement accounts. Single premium contracts are offered at fixed or indexed interest rates, and on a variable contract basis.

     The Company has interest rate floors (i.e., minimum rates) on certain accumulation products. On the retail product line the floor is generally 4 percent for single premium deferred annuities, fixed premium deferred annuities and single premium life contracts. On the institutional product lines the floor is 3 percent for short-term indexed GIC products and 4 percent for medium-term and long-term GIC products. Credited rates currently exceed the floors on the above products.

     The Banking Group markets both secured and unsecured loan accounts, as well as a broad range of deposit products. The receivables portfolio consists of unsecured consumer loans which use a VISA(R) credit card as the credit extension vehicle, a revolving cash loan product without a credit card, a home equity-secured loan product called Select Equity,(R) and insurance premium finance installment loans. Deposit products include retail and institutional certificates of deposit, money market deposit accounts and IRAs.

     Banking Group's unsecured consumer loans are principally generated through direct mail solicitations sent to a prescreened list of prospective account holders, followed by credit verification. Four principles guide development of specific underwriting criteria for each mailing: (i) sufficient credit history; (ii) no derogatory credit remarks; (iii) necessary income qualification; and (iv) no rapid increase in outstanding debt or credit availability.

     Banking Group, as part of the asset/liability management process of its business, monitors and projects changes in the level of assets due to customer activity on outstanding and newly issued lines of credit or other loan products. Projected changes in asset levels are monitored on a daily and weekly basis and are used to determine the level of funding required during a particular period. Banking Group has a policy of monitoring and managing the amount of funding that matures during a particular period (weekly or monthly), as well as managing the level of individual customer concentrations in the portfolio.

     Banking Group accesses funds from a variety of sources with varying rate structures and terms. This diversification of sources allows flexibility in managing and ensures continuity of funding. Banking Group structures deposit maturities (i) to fund current assets, and (ii) in the event of securitization of assets, to comply with growth restrictions imposed by the banking laws. A significant portion of Banking Group's deposits are short-term, which increases the importance of monitoring and maintaining liquidity.

     Banking Group analyzes the amount of current and future liquidity needs in order to support its deposit portfolio and asset growth. To provide liquidity for its existing deposit base as well as to satisfy short-term funding requirements, Banking Group maintains committed lines of credit.

     Marketing

     Agency Group markets individual insurance products primarily through home service agents, who call on customers in their homes to sell policies and provide related services. In addition to its home service sales organization, marketing partnerships have also been formed whereby products are distributed through the marketing organizations of third parties.

     Direct Response Group primarily uses television and print media solicitation, direct mail, telephone and third-party programs to market its insurance products. Additional mail correspondence and telephone communications are used to follow up and close sales. Sponsored marketing programs are conducted through major banks, oil companies, department stores, associations and other businesses with large customer bases. Products are marketed to active duty military personnel on military bases through Agents/Counselors. Property and casualty products are also marketed through a portion of the home service agents of Agency Group.

     Institutional accumulation products of the Accumulation and Investment Group are marketed through a small sales staff and through GIC fund managers. Retail products are marketed through financial planners, stock brokerage firms, savings and loan associations, banks, and other financial institutions.

     Banking Group's consumer loan and deposit products are marketed using direct mail and telemarketing channels and other direct response methods. Installment loans are marketed through agents.

     The Company's agency affiliates concentrate their marketing efforts in the Southeast and Mid-Atlantic states, while the Direct Response, Accumulation and Investment, and Banking Groups market their products nationwide.

     Investments

     The following table contains the amount of debt securities by type and related hedging instruments at December 31, 1992:

                                                    Carrying
     Type of Investment                              Value (1)
                                                (000's Omitted)
     Actively managed:
       U.S. government obligations                  $  416,795
       States and political subdivisions               305,673
       Corporate                                     2,669,067
       Mortgage-backed                               1,112,889
       Other                                            52,214
                                  Subtotal           4,556,638
       Related hedging instruments                    (179,736)
            Total - actively managed                $4,376,902


     Held for investment:
       U.S. government obligations                  $   45,743
       States and political subdivisions               296,467
       Corporate                                     2,679,233
       Mortgage-backed                               1,374,231
       Other                                           223,726
         Total - held for investment                $4,619,400


     (1) See Note A to the Consolidated Financial Statements on page 42 of the Company's 1992 Annual Report for a discussion of the method of valuation of investments.

     In addition, the amount of debt securities at December 31, 1992 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties.

                                                     Carrying
     Contractual Maturity                             Value (1)
                                                 (000's Omitted)
     Actively managed:
       Due in one year or less                       $    5,966
       Due after one year through five years            441,217
       Due after five years through ten years           805,777
       Due after ten years                            2,190,789
                                   Subtotal           3,443,749
       Mortgage-backed securities                     1,112,889
                                   Subtotal           4,556,638
       Related hedging instruments                     (179,736)
             Total - actively managed                $4,376,902


     (1) See Note A to the Consolidated Financial Statements on page 42 of the Company's 1992 Annual Report for a discussion of the method of valuation of investments.

                                                     Carrying
     Contractual Maturity                             Value (1)
                                                 (000's Omitted)
     Held for investment:
       Due in one year or less                       $   39,302
       Due after one year through five years            261,403
       Due after five years through ten years           611,924
       Due after ten years                            2,332,540
                                   Subtotal           3,245,169
       Mortgage-backed securities                     1,374,231
          Total - held for investment                $4,619,400


     (1) See Note A to the Consolidated Financial Statements on page 42 of the Company's 1992 Annual Report for a discussion of the method of valuation of investments.

     Gradations of investment quality of public and private bonds and preferred stocks in the Company's investment portfolios are indicated by rating symbols, which are assigned by the Company. Debt rated "AAA" is judged to be the best quality. Debt rated "AA" differs from higher rated "AAA" issues only in small degree and has a very strong capacity to pay interest and repay principal. Debt rated "A" is considered as upper-medium-grade and has a strong capacity to pay interest and repay principal although it is more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in the "AAA" and "AA" categories. Debt rated "BBB" is considered to have an adequate capacity to pay interest and repay principal, although adverse changes in circumstances are more likely to weaken that capacity than for debt in higher rated categories. Ratings may be modified by the addition of a "plus" or "minus" sign to show relative standing within each category. The "plus" modifier indicates the debt ranks in the higher end of the category. Ratings assigned by the Company may differ for individual issues from those assigned by national rating agencies and are reviewed at least quarterly. However, for the aggregate portfolio, the ratings assigned by the Company are substantially the same as ratings provided by national rating agencies.

     The Company's mortgage-backed securities ("MBS") portfolio comprised only
     15.5 percent of total invested assets, at December 31, 1992. These highly rated investment grade securities provide excellent credit quality and liquidity. The majority of issues are guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), and are structured as publicly-traded collateralized mortgage obligations ("CMO's"). Unlike most corporate or real estate debt, the major concern with MBS is uncertainty of timing of cash flows due to prepayment risk rather than the possibility of loss of principal (i.e., credit risk).

     The Company's CMO holdings include a variety of different classes. The return of principal is reasonably assured for each major class. When these securities are purchased at a discount or premium, the income yield will vary with changes in prepayment speeds due to the change in accretion of discount or amortization of premium. The overall impact of variability in yields on the portfolio is not significant in relation to the yield on the total invested assets of the Company. In addition, the Company's exposure to the more volatile high-risk CMOs (CMOs structured to share in residual cash flows or which receive only interest payments) is insignificant at less than .5 percent of the total MBS portfolio and less than .05 percent of total invested assets. The largest individual class of CMOs is the planned amortization class ("PAC") bonds, representing approximately 37 percent of the total CMO portfolio and approximately 3 percent of total invested assets. PACs have reduced prepayment risk because they are structured to provide a more certain cash flow to the investor and thereby create a better asset/liability match than pass-throughs. The second largest class of CMOs is sequential payment bonds, representing approximately 34 percent of the total CMO portfolio and approximately 3 percent of total invested assets. The prepayment risk associated with sequential payment bonds depends on their place in the overall CMO structure, their priority in terms of principal payments, and other types of tranches in the CMO structure. Due to the short overall original weighted average life and insignificant discount associated with the Company's sequential payment bonds, the effect of changing prepayment speeds on yield is not significant.

     The following tables show the MBS portfolio by type and credit quality, respectively, at December 31, 1992 (dollars are in thousands):

                      Mortgage-Backed Securities By Type

                                   Amortized Cost             Market Value

     CMO's                             $1,361,165               $1,399,603
     Pass Throughs                        755,171                  789,083
     Other MBS                            326,582                  321,567
                                       $2,442,918               $2,510,253


                 Mortgage-Backed Securities By Credit Quality

                                   Amortized Cost

      AAA                              $2,234,751
      AA                                  105,834
      A                                    83,137
      BBB                                  19,196
                                       $2,442,918


     In the course of its management of the insurance-related investment portfolios, the Company engages in commercial mortgage lending. The commercial mortgage lending practice is that substantially all originations are first mortgage loans with maximum loan-to-value ratios of 75 percent. The Company requires a minimum debt service coverage against existing cash flows of 1.2 times. At the time of the origination of a mortgage loan, a personal inspection of the collateral and research concerning the borrower and the market are undertaken. In addition, new mortgage loans require engineering and environmental studies. Currently, multi-family apartments, credit-anchored shopping centers and industrial facilities are preferred as projects for mortgage loans. Mortgage loans are not presently offered on projects secured by hotels, farms, raw land, unanchored shopping centers and special purpose type properties.

     The following table presents the commercial mortgage loan portfolio, as of December 31, 1992, by property type:

                                                  Principal
     Property Type                                 Balance
                                               (000's Omitted)

     Retail                                        $  995,899
     Apartment                                        621,837
     Office                                           550,186
     Industrial                                       245,060
     Health Care                                      187,592
     Hotel                                             79,105
     Other                                             36,784
                                     Total         $2,716,463


     The Company minimizes credit risk through various means, including stringent underwriting, small average loan balance, diversification by property type, and significantly, through a geographic dispersion of similar property types. The following table presents the commercial mortgage loan portfolio, as of December 31, 1992 by geographic location as defined by the American Council of Life Insurance:

                                                  Principal
     Geographic Location                           Balance
                                               (000's Omitted)

     New England                                   $  136,667
     Middle Atlantic                                  200,702
     East North Central                               559,172
     West North Central                                26,876
     South Atlantic                                   547,691
     East South Central                               383,378
     West South Central                               409,041
     Mountain                                         111,507
     Pacific                                          341,429
                                     Total         $2,716,463


     The Company also maintains a residential mortgage loan portfolio. The Company buys loans only from approved originators, individually reunderwrite the loans we purchase, and review 100 percent of all legal documentation to ensure that we have a first lien position. The residential mortgage loan portfolio by geographic location as defined by the American Council of Life Insurance is presented below:

                                                  Principal
     Geographic Location                           Balance
                                               (000's Omitted)

     New England                                    $  87,674
     Middle Atlantic                                  204,162
     East North Central                                64,011
     West North Central                                32,175
     South Atlantic                                   235,274
     East South Central                                16,279
     West South Central                                42,223
     Mountain                                          93,097
     Pacific                                          884,842
                                     Total         $1,659,737


     Included in the Pacific region are California loans ($837,801,000) where the Company has insured much of the portfolio to reduce our exposure to any potential loss that might result from a weakening economy in that state.

     Additional information about the Company's invested assets and bond quality is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Risk

     Risk is integral to insurance but, as is customary in the insurance business, risk exposure is kept within acceptable limits. The Company retains no more than $1,000,000 of life insurance and $250,000 of accidental death benefits for any single life. Excess coverages are reinsured externally. At December 31, 1992, approximately $2.8 billion, or approximately 5 percent of total life insurance in force, was reinsured with nonaffiliated insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.

     The Company's life insurance affiliates in many cases require evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy as applied for if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums or restricted coverages. As of December 31, 1992, approximately 2 percent of life insurance in force was represented by risks which were substandard at the time the policy was issued. The majority of individual health insurance is direct response business and written without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

     As a financial institution, many of the Company's assets and liabilities are monetary in nature and thus are sensitive to changes in the interest rate environment. Additional information about interest rate risk is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Regulation

     The business of the Company's insurance subsidiaries is subject to regulation and supervision by the insurance regulatory authority of each state in which the subsidiaries are licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; establish reserve requirements; review form and content of required financial statements; and assure that capital, surplus and solvency requirements are met.

     The National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, adopted, in December of 1992, a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) Adjusted Capital, which equals an insurer's statutory capital and surplus plus its Asset Valuation Reserve, plus half its liability for policyholder dividends, and (ii) Risk Based Capital. Risk Based Capital is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its Risk Based Capital), the Model Act provides for four different levels of regulatory attention:

     "Plan Level": Triggered if an insurer's Adjusted Capital is less than 100% but greater than or equal to 75% of its Risk Based Capital; requires the insurer to submit a plan to the appropriate regulatory authority that discusses proposed corrective action.

     "Action Level": Triggered if an insurer's Adjusted Capital is less than 75% but greater than or equal to 50% of its Risk Based Capital; authorizes the regulatory authority to perform a special examination of the insurer and to issue an order specifying corrective actions.

     "Authorized Control Level": Triggered if an insurer's Adjusted Capital is less than 50% but greater than or equal to 35% of its Risk Based Capital; authorizes the regulatory authority to take whatever action it deems necessary.

     "Mandatory Control Level": Triggered if an insurer's Adjusted Capital falls below 35% of its Risk Based Capital; requires the regulatory authority to place the insurer under its control.

     Since the Adjusted Capital levels of the Company's insurance subsidiaries currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.

     First Deposit's consumer banking subsidiaries are subject to federal and state regulation with respect to lending and investment practices, capital requirements, and financial reporting. The Primary regulator for these consumer banking subsidiaries is the Office of the Comptroller of the Currency.

     Competition

     The insurance industry is highly competitive with over 2,000 life insurance companies competing in the United States, some of which have substantially greater financial resources, broader product lines and larger staffs than the Company's insurance subsidiaries. Additionally, life insurance companies face increasing competition from banks, mutual funds and other financial entities for attracting investment funds.

     The Company's insurance subsidiaries differentiate themselves through progressive marketing techniques, product features, price, customer service, stability and reputation, as well as competitive credit ratings. The insurance segment maintains its competitive position by its focus on low risk/high return markets and efficient cost structure. Other competitive strengths include integrated asset/liability management, risk management and innovative product engineering.

     The credit card and consumer revolving loan industry business in which First Deposit's subsidiaries are engaged is highly competitive. The industry has recently experienced consolidation, lower growth and rising charge-offs. Competitors are increasing their use of advertising, target marketing, pricing competition and incentive programs. Recently, other credit card issuers have announced changes in the terms of certain credit cards, including lowering the fixed annual percentage rate charged on balances or converting the annual percentage rate charged on balances from a fixed per annum rate to a variable rate. In addition, other credit card issuers have announced "tiered" or "risk-adjusted" rates under which the annual percentage rate for the issuer's most creditworthy customers is lowered.

     In response, First Deposit's subsidiaries have generally retained the right to alter (i) the periodic finance charge; (ii) the fees and other charges which will be applicable from time to time to their respective unsecured credit accounts; (iii) the minimum monthly payment required under the unsecured credit accounts; and (iv) various other terms with respect to the unsecured credit accounts.

     Employees
     The total number of persons employed by the Company and its affiliates was approximately 9,300 as of December 31, 1992, including an agency sales force of 3,700. The holding company has approximately 300 employees.

     Foreign Operations
     Substantially all of the Company's operations are conducted in the United States.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, and the Commonwealth of Kentucky, on the 21st day of December 1993:

                                                  CAPITAL HOLDING CORPORATION



                                                       Robert L. Walker
                                                     Senior Vice President
                                                  and Chief Financial Officer