Form 10-K
period 1993-12-31
CAPITAL HOLDING CORP
filed 1994-03-25
CIK 17206

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended  December 31, 1993
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                       to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1994.
                  Common Stock, $1 par value - $3,291,923,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1994.
                Common Stock, $1 par value - 100,498,402 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report for the year ended December 31, 1993, are incorporated by reference into Parts I and II.
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1994, are incorporated by reference into Part III.

PART 1
Item 1.   BUSINESS

                           ORGANIZATION AND SEGMENTS

Capital Holding Corporation (the "Company"), an insurance and diversified financial services holding company based in Louisville, Kentucky, was incorporated in Delaware in 1969 by Commonwealth Life Insurance Company ("Commonwealth Life"). The objective was to achieve earnings growth through acquisitions of other insurance companies and, thus, effect economies of scale and the sharing of commonly needed resources, while preserving the strengths of acquired companies' marketing operations.

Through affiliates of its Agency Group, Direct Response Group and Accumulation and Investment Group, the Company offers accumulation, life and annuity, accident and health and property and casualty insurance products. The Company's Banking Group affiliates provide consumer loans, deposits and other banking services.

Agency Group

By 1976, the Company had acquired Peoples Life Insurance Company ("Peoples Life") in Washington, D.C.; National Standard Life Insurance Company ("National Standard") in Orlando, Florida; Georgia International Life Insurance Company ("Georgia International") in Atlanta, Georgia; Home Security Life Insurance Company ("Home Security") in Durham, North Carolina; and several other companies that were subsequently merged into these affiliates. On October 1, 1985, Peoples Life and Home Security were merged to form Peoples Security Life Insurance Company ("Peoples Security") with headquarters in Durham. On March 31, 1987, the Company sold Georgia International to Southmark Corporation. On April 1, 1988, National Standard was merged into Commonwealth Life. On September 8, 1989, the Company acquired Southlife Holding Company and its primary operating companies, Public Savings Life Insurance Company ("Public Savings Insurance") and Security Trust Life Insurance Company ("Security Trust"). In December 1991 the Company created Capital Security Life Insurance Company ("Capital Security") with headquarters in Durham, as the successor to Public Savings Insurance. On November 14, 1991, the Company acquired Durham Corporation ("Durham") and its primary operating company, Durham Life Insurance Company ("Durham Life"), with headquarters in Raleigh, North Carolina. Agency Group's business is conducted primarily through four affiliates: Commonwealth Life, Peoples Security, Capital Security and Durham Life.

Direct Response Group

National Liberty Corporation ("National Liberty") in Valley Forge, Pennsylvania, was acquired on January 14, 1981, and added a nationwide direct marketing operation to what previously had been a regional, agent based marketing system. In addition, National Home Life Assurance Company ("National Home"), domiciled in Missouri, was also acquired as National Liberty's primary operating company, together with its principal subsidiaries, Veterans Life Insurance Company ("Veterans Life") and National Home Life Insurance Company of New York ("National Home NY").

In 1979, Commonwealth Life's property and casualty operation was recapitalized, made a direct subsidiary of the Company and later renamed Capital Enterprise Insurance Company ("Capital Enterprise"). On December 31, 1986, the Company acquired Worldwide Underwriters Insurance Company ("Worldwide Insurance"), located in St. Louis, Missouri, and the personal lines property and casualty insurance business of the Wausau Insurance Companies. Concurrently, it made Capital Enterprise a direct subsidiary of Worldwide Insurance. These two affiliates, together with Capital Landmark Insurance Company, a subsidiary of Capital Enterprise, and Worldwide Underwriters Insurance Company of North Carolina, a subsidiary of Worldwide Underwriters Insurance, form the property and casualty line of business of the Company's Direct Response Group.

On January 15, 1993, Worldwide Insurance acquired Academy Insurance Group ("Academy") and its subsidiaries, Academy Life Insurance Company and Pension Life Insurance Company. Academy principally markets life insurance to active duty military service personnel.

Accumulation And Investment Group

In 1987, the institutional accumulation product business, previously managed in Agency Group, and the retail accumulation product business, previously managed by National Liberty, were moved to the Accumulation and Investment Group. Affiliates of Agency Group and Direct Response Group offer these institutional and retail accumulation products. In addition to the marketing and management of accumulation (investment-type) products, Accumulation and Investment Group manages the Company's insurance-related investment portfolios.

Banking Group

In April 1984, the Company acquired a controlling interest in First Deposit Corporation ("First Deposit"), located in San Francisco, California, which owns a consumer bank (First Deposit National Bank) and a credit card bank (First Deposit National Credit Card Bank). Ownership in First Deposit was increased each year until 1989 when the remaining shares were purchased. These affiliates form the Banking Group.

Financial information about business segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PRODUCTS

Insurance

Commonwealth Life, Peoples Security, Capital Security, Durham Life, National Home, Veterans Life, National Home NY and Academy write a variety of individual, nonparticipating life insurance products. These include universal life contracts, traditional and interest-sensitive whole life insurance, term life insurance, endowments, accidental death and dismemberment coverage and premium waiver disability insurance.

The following table progresses total life insurance in force for the year ended December 31, 1993:
                                                 Total Life Insurance
                                                (dollars in thousands)

In force at December 31, 1992                          $58,262,410

Sales and additions                                     18,483,161
                                                        76,745,571
Terminations:
  Surrender and Conversion                               2,380,274
  Lapse                                                  6,664,218
  Reinsurance                                                    -
  Other                                                  1,714,575

                                Subtotal                10,759,067

In force at December 31, 1993                          $65,986,504 (1)

Number of policies in force before
reinsurance ceded at December 31, 1993                   1,850,455 (1)


(1) Reinsurance assumed has been included. Reinsurance ceded has not been deducted.

Commonwealth Life, Peoples Security, Capital Security, Durham Life, National Home, Veterans Life, National Home NY and Academy also issue an assortment of individual accident and health insurance products. These include coverages for regular income during periods of hospitalization, scheduled reimbursement for specific hospital/surgical expenses and cancer treatments, hospice care, deductible and co-payment amounts not covered by other health insurance, lump sum payments for accidental death or dismemberment and benefits for death and injury resulting from an accident. Additionally, National Home and Academy offer a Medicare supplement product.

Worldwide Insurance, Capital Enterprise and their subsidiaries underwrite personal lines automobile, homeowners and umbrella liability coverages, mainly for standard and preferred risks.

Accumulation

The institutional line of accumulation products, offered through Commonwealth Life, Peoples Security and National Home, consists of fixed rate guaranteed investment contracts ("GICs") and floating rate GICs which can receive interest based on rates indexed to either short-, intermediate- or long-term rates. In addition, the institutional line includes Trust GICs where the plan sponsor owns and retains assets related to these contracts and Commonwealth Life and Peoples Security provide benefit responsiveness in the event that benefit requests and other contractual commitments exceed current cash flows. Further, Commonwealth Life and Peoples Security offer to institutional customers Total Return Account Contracts ("TRACs"), which guarantee the total return of selected indices without the additional transaction costs, including the S & P 500 Index, the Shearson Lehman Aggregate Index and the Government Corporate Index.

Through National Home, Commonwealth Life and Peoples Security, the Company offers retail products including immediate life annuities (primarily structured settlements), variable annuities, single premium and flexible premium deferred annuities and individual retirement annuities. Single premium deferred annuities and flexible premium deferred annuities are offered at a fixed interest rate on either a fixed or indexed basis. In addition, flexible premium deferred annuities are offered on a variable contract basis.

Banking

Banking Group affiliates offer both secured and unsecured loan accounts, as well as a broad range of deposit products. The receivables portfolio consists primarily of unsecured consumer loans which use a VISAR or MasterCardR credit card as the credit extension vehicle, a revolving cash loan product without a credit card, a secured line of credit using a VISAR or MasterCardR credit card, a home equity secured loan product called Select EquityR and insurance premium finance installment loans. Banking Group affiliates also offer fee-based products designed to suspend certain customer payment obligations in situations such as loss of income due to unemployment or disability. Deposit products include retail and institutional certificates of deposit and money market deposit accounts.

                                   MARKETING

Agency Group markets individual insurance products primarily through home service agents, who call on customers in their homes to sell policies and provide related services. Home office and field associates, including individuals who provide direct customer sales and those who deliver service and support, are organized as Customer Service Units ("CSUs"), each of which operates under a single management structure, as opposed to the prior organization where marketing and administration were managed separately.
There are 11 CSUs providing full service to customers in particular geographic and/or market segments. Substantially all of the home service representatives are employees of Agency Group affiliates and do not represent other insurers. Such representatives receive compensation from sales commissions and from renewal and service commissions. The compensation arrangement is designed to reward representatives who not only sell new policies, but who also effectively maintain and service in-force business to meet Company sales and persistency objectives. In addition to its home service sales organization, marketing partnerships have also been formed whereby products are distributed through the insurance and marketing organizations of third parties.

Direct Response Group primarily uses television and print media solicitation, direct mail, telephone and third-party programs to market its insurance products. Additional mail correspondence and telephone communications are used to follow up and close sales. Sponsored marketing programs are conducted through major banks, oil companies, department stores, associations and other businesses with large customer bases. Products are also marketed to active duty military personnel on military bases through Agents/Counselors. Property and casualty products are also marketed through some of the home service agents of Agency Group.

Institutional accumulation products of the Accumulation and Investment Group are marketed through a small sales staff, bank trustees, municipal GIC brokers, GIC fund managers, brokers and direct marketing. Retail products are marketed through financial planners, stock brokerage firms, pension consultants, savings and loan associations, banks and other financial institutions.

Banking Group's consumer loan and deposit products are primarily marketed using direct mail and telemarketing channels and other direct response methods. Installment loans are primarily marketed through agents. In 1993, the Banking Group also entered into joint marketing arrangements with unaffiliated third parties whereby the Banking Group's consumer credit products would be endorsed by, or offered in connection with the products or services of, such third parties.

The Company's Agency Group affiliates concentrate their marketing efforts in the Southeast and Mid-Atlantic states, while the Direct Response, Accumulation and Investment and Banking Groups market their products nationwide.

                                     RISK

Risk is integral to insurance but, as is customary in the insurance business, risk exposure is kept within acceptable limits. The Company's subsidiaries retain no more than $1,000,000 of life insurance and $250,000 of accidental death benefits for any single life. Excess coverages are reinsured externally. At December 31, 1993, approximately $4.6 billion, or approximately 6.9 percent of total life insurance in force, was reinsured with nonaffiliated insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.

The Company's life insurance affiliates in many cases require evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy in
accordance with the application if the risk is acceptable.   Some applicants
who are substandard risks are rejected, but many are offered policies with higher premiums or restricted coverages. As of December 31, 1993, approximately 1.9 percent of life insurance in force was represented by risks which were substandard at the time the policy was issued. The majority of individual health insurance is Direct Response Group business and written without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

Banking Group's unsecured consumer loans are principally generated through direct mail solicitations sent to a prescreened list of prospective account holders, followed by credit verification. Four principles guide development of specific underwriting criteria for each mailing: (i) sufficient credit history; (ii) no unacceptable derogatory credit remarks; (iii) necessary income qualification; and (iv) no rapid increase in outstanding debt or credit availability.

As a diversified financial services company, many of the Company's assets and liabilities are monetary in nature and thus are sensitive to changes in the interest rate environment.

Detailed discussions about the Company's investments are included in Note C to the Consolidated Financial Statements on pages 44 through 46 of the Company's 1993 Annual Report and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  REGULATION

Insurance

The business of the Company's insurance subsidiaries is subject to regulation and supervision by the insurance regulatory authority of each state in which the subsidiaries are licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe type and amount of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.

The NAIC adopted, in December of 1992, a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) Adjusted Capital, which equals an insurer's statutory capital and surplus plus its Asset Valuation Reserve, plus half its liability for policyholder dividends, and (ii) Risk Based Capital. Risk Based Capital is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its Risk Based Capital), the Model Act provides for four different levels of regulatory attention:

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

The federal government does not directly regulate insurance business, except with respect to Medicare supplement plans; however, legislation and administration policies concerning premiums, age and gender discrimination, financial services and taxation, among other areas, can significantly affect the insurance business.

Banking

First Deposit's consumer banking subsidiaries are subject to federal and state regulation with respect to lending and investment practices, capital requirements, and financial reporting. The primary regulator for these consumer banking subsidiaries is the Office of the Comptroller of the Currency.

Holding Company

States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. The Company and its subsidiaries have registered as a holding company system pursuant to such legislation in Kentucky, Missouri, North Carolina, New York, Illinois, Pennsylvania and New Jersey.

Insurance holding company system statutes and rules impose various limitations on investments in subsidiaries and may require prior regulatory approval for the payment of dividends and other distributions in excess of statutory net gain from operations on an annual noncumulative basis by the registered insurance company to the holding company or its affiliates.

Separate Accounts

Separate accounts of the Company's subsidiaries which offer retail variable annuities are registered with the Securities and Exchange Commission under the Investment Company Act of 1940 and are governed by the provisions of the Internal Revenue Code of 1986, as amended, pertaining to the tax treatment of annuities.

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

The Company's insurance subsidiaries differentiate themselves through progressive marketing techniques, product features, price, customer service, stability and reputation, as well as competitive credit ratings. The insurance subsidiaries maintain their competitive position by their focus on low risk/high return markets and an efficient cost structure. Other competitive strengths include integrated asset/liability management, risk management and innovative product engineering.

The credit card and consumer revolving loan industry business in which First Deposit's subsidiaries are engaged is also highly competitive. The industry has recently experienced consolidation, lower growth and rising charge-offs. Competitors are increasing their use of advertising, target marketing, pricing competition and incentive programs and have also announced changes in the terms of certain credit cards, including lowering the fixed annual percentage rate charged on balances or converting the annual percentage rate charged on balances from a fixed per annum rate to a variable rate. In addition, other credit card issuers have announced "tiered" or "risk-adjusted" rates under which the annual percentage rate for the issuer's most creditworthy customers is lowered.

In response to the competitive environment, First Deposit's subsidiaries have implemented a variety of new programs to attract and retain customers, including reducing interest rates on selected accounts. First Deposit's subsidiaries have generally retained the right to alter various charges, fees and other terms with respect to consumer credit accounts. In addition, the Banking Group has experienced steady growth in its secured loan products and is increasing its efforts to offer its products to underserved markets.

                                   EMPLOYEES

The total number of persons employed by the Company and its subsidiaries was approximately 9,360 as of December 31, 1993, including an agency sales force of 3,609. The Company has approximately 350 employees.

                              FOREIGN OPERATIONS

Substantially all of the Company's operations are conducted in the United
States.

Item 2.   PROPERTIES

     Principal properties of the Company and its affiliates include home offices located in Louisville, Kentucky (Commonwealth Life) and Valley Forge, Pennsylvania (National Liberty and Worldwide Insurance), which are owned; and Louisville, Kentucky (Capital Holding Corporation), Durham, North Carolina (Peoples Security, Capital Security and Durham Life) and San Francisco and Pleasanton, California (First Deposit), which are leased.

Item 3.   LEGAL PROCEEDINGS

     The last subsection, titled "Legal Proceedings", of Note J - Commitments and Contingencies on page 53 of the Annual Report for the year ended December 31, 1993, is incorporated by reference.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age             Principal Occupation and Business Experience

Irving W. Bailey II      Chairman of the Board of Directors, Capital Holding
Age:  52                 Corporation, since November 1988, and President and
                         Chief Executive Officer, Capital Holding Corporation, since April 1988. President and Chief Operating
                         Officer, Capital Holding Corporation, September 1987 to April 1988. Executive Vice President and Chief
                         Investment Officer, Capital Holding Corporation, from
                         February 1981 to September 1987.  He was with Phoenix
                         Mutual Life Insurance Company for 9 1/2 years, serving as Senior Vice President, Investments from
                         1979 to 1981 and Vice President, Investments from
                         1976 to 1979.

Robert L. Walker         Senior Vice President - Finance and Chief Financial
Age 43                   Officer, Capital Holding Corporation, since
                         August 1993.  He served as Vice President and General
                         Counsel, Capital Holding Corporation, from December
                         1991 to August 1993, and Vice President, Corporate
                         Tax, Capital Holding Corporation, from March 1988 to
                         December 1991.  Prior to joining Capital Holding
                         Corporation, he was with The Mead Corporation from 1975 to 1988, serving most recently as Tax Counsel.

Steven T. Downey         Vice President and Controller, Capital Holding
Age:  36                 Corporation, since November 1993.  He served as
                         Director, Finance and Accounting - Accumulation and
                         Investment Group, Capital Holding Corporation, from
                         January 1993 to November 1993, and Second Vice
                         President and Assistant Controller from August 1991 to January 1993. Prior to joining Capital Holding
                         Corporation, he was with Ernst & Young, Certified
                         Public Accountants, from 1978 to 1991.

Name and Age             Principal Occupation and Business Experience

Shailesh J. Mehta        Executive Vice President, Capital Holding
Age:  44                 Corporation and President and CEO - Direct Response
                         Group, Capital Holding Corporation, since
                         August 1993.  Also, President and CEO - Banking
                         Group, Capital Holding Corporation, and Chairman of the Board, President and Chief Executive Officer of
                         First Deposit Corporation (FDC) and subsidiaries since April 1988. He served as Executive Vice
                         President and Chief Operating Officer of FDC from
                         March 1986 until his selection as CEO. Prior to joining FDC, he served as Vice President, 1977 to 1982; Senior Vice President of Bank Operations, 1982
                         to 1985; and finally Executive Vice President, 1985 to 1986, of AmeriTrust Bank, Cleveland, Ohio. During his thirteen year tenure at AmeriTrust, he also served on the boards of AmeriTrust Venture Capital
                         Corporation, AmeriTrust Development Bank, NationNet
                         National ATM Network, and InstaNet National ATM
                         Network. He is one of the founders of the Cirrus debit card network.

Lee Adrean               President and CEO - Agency Group, Capital Holding
Age:  42                 Corporation, since August 1993.  He served as Senior
                         Vice President, Planning and Finance and Chief
                         Financial Officer, Capital Holding Corporation, from
                         December 1991 to August 1993, and Senior Vice
                         President, Strategic Planning and Corporate
                         Development, Capital Holding Corporation, from
                         September 1990 to August 1993.  Prior to joining
                         Capital Holding Corporation, he was with Bain &
                         Company, Inc. from 1979 to 1990, serving as Vice
                         President, 1985 to 1990; Manager, 1982 to 1985; and
                         Consultant, 1979 to 1982.

Joseph M. Tumbler        President and CEO - Accumulation and Investment
Age:  45                 Group, Capital Holding Corporation, since November
                         1989.  He served as Senior Vice President - Strategic
                         Planning and Corporate Development, Capital Holding
                         Corporation, from January 1988 to November 1989.
                         Previously with National Liberty Corporation as
                         Executive Vice President - Financial Marketing from
                         September 1986 to January 1988.  He was with CIGNA
                         Corporation from 1978 to 1986, serving as Senior Vice
                         President, International Life and Group, 1983 to
                         1986; Vice President, Planning, CIGNA Worldwide,
                         Inc., 1981 to 1983; Director - Corporate Strategy,
                         INA Corporation, 1978 to 1981.

Name and Age             Principal Occupation and Business Experience

Lawrence Pitterman       Senior Vice President of Administration, Capital
Age:  46                 Holding Corporation, since January 1991.  Previously
                         with First Deposit Corporation as Vice President,
                         Human Resources, from July 1990 to December 1990;
                         Vice President, Corporate Communications, from 1989 to 1990; and Vice President, First Deposit Savings
                         Bank, from 1987 to 1989. Prior to joining FDC, he served as Director, Human Resources, for Data General
                         Corporation from 1983 to 1987.

Elaine J. Robinson       Vice President and Treasurer, Capital Holding
Age 45                   Corporation, since December 1991, Second Vice
                         President and Assistant Treasurer, Capital Holding
                         Corporation, from November 1987 to December 1991, and
                         Second Vice President, Corporate Finance, Capital
                         Holding Corporation, from August 1987 to November
                         1987. Prior to joining Capital Holding Corporation, she was with Brown-Forman Corporation from 1971 to 1987, serving most recently as Assistant Vice
                         President, Corporate Finance and Treasury.

Bruce E. Ogle            Vice President and Corporate Auditor, Capital Holding
Age 38                   Corporation, since 1989.  He served as Director,
                         Marketing Support-Agency Group, Capital Holding
                         Corporation, from 1987 to 1988, and as Manager, Computer Audit Function-Agency Group, Capital Holding
                         Corporation, from 1984 to 1987.

Frederick C. Kessell     Vice President and Chief Investment Officer -
Age 45                   Accumulation and Investment Group, Capital
                         Holding Corporation, since 1988, and Vice President,
                         Fixed Income Securities - Accumulation and Investment
                         Group, Capital Holding Corporation from May, 1985 to
                         1988. Prior to joining Capital Holding Corporation, he was with Schroder Capital Management from 1979 to 1985, serving as Vice President.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Common Stock Dividend and Market Data, and Quarterly Price Ranges of Common Stock and Dividends Per Common Share on pages 32 and 34 of the Annual Report for the year ended December 31, 1993 are incorporated by reference.

Item 6.   SELECTED FINANCIAL DATA

     Selected Financial Data on pages 18 and 19 of the Annual Report for the year ended December 31, 1993, is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Consolidated Results and Analysis on pages 18 and 19, Results by Business Segment on pages 20 through 31, Business Segment Data on pages 22 and 23, Supplemental Earnings Data on page 35 and Liquidity and Capital Resources and Inflation on pages 31 and 32 of the Annual Report for the year ended December 31, 1993, are incorporated by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries included on pages 37 through 53 and Quarterly Financial Data on page 34 of the Annual Report for the year ended December 31, 1993, are incorporated by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Election of Directors on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1994, is incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

     Compensation of Directors and Executive Officers on pages 5 through 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1994, is incorporated by reference.

Item l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners and Management on pages 1 and 2 and Compliance with Section 16(a) of the Securities Exchange Act of 1934 on page 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1994, are incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2)--The response to these portions of Item 14 is submitted as a separate section of this report.

     (a) (3)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (b) No reports on Form 8-K were filed for the three month period ended December 31, 1993.

     (c)  Exhibits are submitted as a separate section of this report.

     (d) Financial statement schedules are submitted as a separate section of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, and the Commonwealth of Kentucky, on the 16th day of February 1994:
                                                  CAPITAL HOLDING CORPORATION


                                                      Irving W. Bailey II
                                                      Irving W. Bailey II
                                                    Chairman, President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 16th day of February 1994:

               SIGNATURE                          TITLE



          Irving W. Bailey II          Chairman, President, Chief Executive
          Irving W. Bailey II          Officer and Director



          Robert L. Walker             Senior Vice President and
          Robert L. Walker             Chief Financial Officer



          Steven T. Downey             Vice President and Controller
          Steven T. Downey             (Principal Accounting Officer)



          John L. Clendenin                       Director
          John L. Clendenin



                                                  Director
          John M. Cranor III



          Joseph F. Decosimo                      Director
          Joseph F. Decosimo

              SIGNATURE                            TITLE




          Lyle Everingham                         Director
          Lyle Everingham



          Raymond V. Gilmartin                    Director
          Raymond V. Gilmartin



          J. David Grissom                        Director
          J. David Grissom



          Watts Hill, Jr.                         Director
          Watts Hill, Jr.



          F. Warren McFarlan                      Director
          F. Warren McFarlan



          Martha R. Seger                         Director
          Martha R. Seger



                                                  Director
          Florence R. Skelly



          Larry D. Thompson                       Director
          Larry D. Thompson



                                                  Director
          John L. Weinberg

                          ANNUAL REPORT ON FORM 10-K

                    ITEM l4(a)(1), (2) and (3), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                          LIST AND INDEX OF EXHIBITS

                         YEAR ENDED DECEMBER 31, 1993

                          CAPITAL HOLDING CORPORATION

                             LOUISVILLE, KENTUCKY

FORM 10-K--ITEM 14(a)(1) and (2)

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries, included on pages 37 through 53 of the Annual Report for the year ended December 31, 1993, are incorporated by reference in Item 8:

                                                                   Page

     Consolidated Statements of Income -
       Years Ended December 31, 1993, 1992 and 1991                 37

     Consolidated Statements of Financial Condition -
       December 31, 1993 and 1992                                 38-39

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1993, 1992 and 1991                 40

     Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1993, 1992 and 1991                 41

     Notes to Consolidated Financial Statements                   42-53

The following financial statement schedules and the related Report of Independent Auditors are included in Item 14(d):

     Schedule    I - Summary of Investments - Other Than Investments in
                     Related Parties
     Schedule  III - Condensed Financial Information of Registrant
     Schedule    V - Supplementary Insurance Information
     Schedule   VI - Reinsurance
     Schedule   IX - Short-term Borrowings

Information required in Schedule VIII, "Valuation and Qualifying Accounts," is included in Note C to the consolidated financial statements of Capital Holding Corporation and subsidiaries, incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Capital Holding Corporation



     We have audited the consolidated financial statements of Capital Holding Corporation and subsidiaries listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Holding Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


ERNST & YOUNG

Louisville, Kentucky
February 9, 1994

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
             IN RELATED PARTIES

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

                                                     December 31, 1993
                                                                    Amount shown
                                                                    in Statement
                                          Amortized      Market     of Financial
Type of Investment                           Cost        value       Condition
                                                     (000's Omitted)
Bonds and redeemable preferred stocks
  -held for investment
  Bonds:
    US government & government agencies  $   962,216   $1,006,165   $   962,216
    State and municipal                      382,022      428,051       382,022
    Foreign governments                      321,841      355,131       321,841
    Public utilities                         364,596      396,429       364,596
    Industrial and miscellaneous           3,265,849    3,554,045     3,265,849
    Total bonds                            5,296,524    5,739,821     5,296,524
  Redeemable preferred stocks                 26,897       27,797        26,897
  Total bonds and redeemable preferred
    stocks-held for investment             5,323,421    5,767,618     5,323,421

Bonds-actively managed
  US government & government agencies      1,160,236    1,168,288     1,168,288
  State and municipal                        439,409      446,631       446,631
  Foreign governments                        153,810      157,474       157,474
  Public utilities                           831,384      843,523       843,523
  Industrial and miscellaneous             2,513,996    2,596,115     2,596,115
  Related hedging instruments                      -      (98,394)      (98,394)
  Total bonds-actively managed             5,098,835    5,113,637     5,113,637

Common and nonredeemable preferred stocks
  Common stocks:
    Industrial and miscellaneous              24,287       23,359        23,359
  Nonredeemable preferred stocks             396,368      404,131       404,131
  Total common and nonredeemable
    preferred stocks                         420,655      427,490       427,490

Commercial mortgage loans                  2,558,466   xxxxxxxxxx     2,558,466
Residential mortgage loans                 1,637,452   xxxxxxxxxx     1,637,452
Policy loans                                 351,507   xxxxxxxxxx       351,507
Consumer loans                             1,867,944   xxxxxxxxxx     1,867,944
Real estate <F1>                             103,258   xxxxxxxxxx       103,258
Other long-term investments                  356,957   xxxxxxxxxx       356,957
Short-term investments                        34,995   xxxxxxxxxx        34,995
Total investments                        $17,753,490   xxxxxxxxxx   $17,775,127


<F1>  Includes real estate taken in foreclosure of $87,071 in our mortgage loan portfolio.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CAPITAL HOLDING CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION                 December 31
                                                      1993             1992
                                                         (000's Omitted)
Assets
  Investments:
    Common stock                                   $       16       $       16
    Investments in and advances
      to subsidiaries <F1>                          2,921,792        2,636,394
  Notes receivable from subsidiaries <F1>             364,061          358,777
  Accrued interest and accounts receivable
    from subsidiaries <F1>                              9,081           15,595
  Other assets                                         49,973           52,590

Total assets                                       $3,344,923       $3,063,372
                                                   __________       __________

Liabilities and Shareholders' Equity:

Liabilities
  Cash overdraft                                   $      783       $    2,887
  Notes, accounts payable and other
    liabilities to subsidiaries <F1>                   75,539           91,676
  Short-term borrowings                                49,870           49,752
  Other liabilities                                    67,350           68,520
  Long-term debt                                      587,750          587,750
Total liabilities                                     781,292          800,585

Redeemable cumulative preferred stock
  held by subsidiary <F1>                              70,740           76,860

Shareholders' equity
  Preferred stock                                     100,000          237,512
  Common stock                                        115,325           57,662
  Additional paid-in capital                           57,053           59,705
  Retained earnings                                   130,589           24,458
  Equity in undistributed earnings
    of subsidiaries                                 2,165,385        2,032,661
  Equity in net unrealized investment gain (loss)
    of subsidiaries                                    17,204          (34,998)
  Common stock held in treasury - at cost             (89,289)        (191,073)
  Unearned restricted stock                            (3,376)               -
Total shareholders' equity                          2,492,891        2,185,927

Total liabilities and shareholders' equity         $3,344,923       $3,063,372
                                                   __________       __________


<F1> Eliminated in consolidation.

See notes to condensed financial statements.


SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

CAPITAL HOLDING CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME                   Year Ended December 31
                                              1993         1992        1991
                                                    (000's Omitted)
Revenues
  Dividends from subsidiaries <F1>          $199,687     $117,187    $ 74,735
  Interest on notes receivable from
    subsidiaries <F1>                         47,944       50,433      51,557
  Management and service fees <F1>            25,599       23,683      22,598
  Investment and other income, net             1,897          798       5,929

Total revenues                               275,127      192,101     154,819

Expenses
  Operating expenses                          37,996       37,438      37,662
  Interest expense                            54,175       55,794      55,843
  Interest expense on notes payable to
    subsidiaries <F1>                          5,790        6,908      12,106

Total expenses                                97,961      100,140     105,611

Income before federal income tax
  benefit and equity in undistributed net
  income of subsidiaries                     177,166       91,961      49,208

Federal income tax benefit                    12,775        6,434       7,624

Income before equity in undistributed
  net income of subsidiaries                 189,941       98,395      56,832

Equity in undistributed net income
  of subsidiaries                            132,724      224,101     193,400

Net Income                                  $322,665     $322,496    $250,232
                                            ________     ________    ________


<F1> Eliminated in consolidation.

See notes to condensed financial statements.











SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

CAPITAL HOLDING CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS               Year Ended December 31
                                                1993       1992        1991
                                                       (000's Omitted)
Net Cash Flows from Operating Activities    $ 194,627   $111,261    $ 59,814

Cash Flows from Investment Activities:
  Investments sold or matured                       -      4,532           -
  Changes in investments in and advances
    to subsidiaries <F1>                     (102,015)    (1,287)    (11,082)
  Changes in operating property                (2,155)    (5,197)      1,889
  Acquisition of subsidiary                         -          -        (720)
  Change in receivable/payable
    with subsidiaries <F1>                      4,369     (8,648)    (12,615)
  All other investment activities, net            (28)       (79)     (2,319)

Net Cash Flows used in Investment Activities  (99,829)   (10,679)    (24,847)

Cash Flows from Financing Activities
  Change in short-term borrowings                 118        128     (49,591)
  Issuance of long-term debt                        -     65,000     227,750
  Repayment of long-term debt                       -    (86,822)    (52,752)
  Redemption of auction cumulative
    preferred stock                                 -          -     (50,000)
  Redemption of redeemable cumulative
    preferred stock <F1>                       (6,120)    (2,320)       (820)
  Purchase of common stock for treasury             -          -      (9,135)
  Dividends                                   (80,600)   (73,511)    (64,422)
  Proceeds from exercise of stock options       7,900      7,764       8,217
  Change in notes payable
    to subsidiaries <F1>                      (13,992)   (12,541)    (44,947)

Net Cash Flows used in Financing Activities   (92,694)  (102,302)    (35,700)

Net Increase (Decrease) in Cash and
  Cash Equivalents during Year                  2,104     (1,720)       (733)
Cash and Cash Equivalents (Cash Overdraft)
  at Beginning of Year                         (2,887)    (1,167)       (434)
Cash and Cash Equivalents (Cash Overdraft)
  at End of Year                            $    (783)  $ (2,887)   $ (1,167)
                                            _________   ________    ________

<F1> Eliminated in consolidation.
See notes to condensed financial statements.


CAPITAL HOLDING CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

In the parent company only condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since date of acquisition. The condensed financial statements of the parent company should be read in conjunction with the Consolidated Financial Statements and Notes of Capital Holding Corporation and Subsidiaries.

Note A   Federal Income Tax

The Company files a consolidated federal income tax return with certain of its subsidiaries. The federal income tax benefit in the accompanying condensed financial statements reflects the Company's allocable share of the consolidated provision. See Note G to the Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries for a description of the components of the consolidated federal income tax provision.

Note B   Long-Term Debt

Long-term debt of the Company at December 31, 1993 and 1992 consisted of Debentures and Notes in the amount of $587,750,000. See Note H to the Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries for a description of the terms and aggregate maturities of the Company's long-term debt.

Note C  Common Stock

On February 17, 1993, the Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend. The stock dividend was payable on April 30, 1993, to holders of record on April 15, 1993.

Note D   Preferred Stock

The Company has 6,000,000 shares of preferred stock, par value $5, authorized for issuance in series.

Redeemable Cumulative Preferred Stock Held By Subsidiary
The Company has designated 827,400 shares of preferred stock as redeemable cumulative preferred stock to be issued in different series with varying annual dividend rates. The shares outstanding at December 31, 1993 and 1992 were 707,400 and 768,600, respectively. The subsidiary has the right, on an annual basis, to waive receipt of dividends and has waived any dividends payable through 1993. The characteristics of the redeemable preferred stock are as follows:

CAPITAL HOLDING CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - NOTE D - CONTINUED

                                          Shares outstanding
         Dividend     Shares      Year      at December 31     Period of
Series     rate     authorized   issued     1993       1992    redemption
  B       12.25%      57,400      1980     57,400     65,600    1991-2000
  C       14.00%     120,000      1981    120,000    135,000    1992-2001
  D       15.00%      90,000      1982     90,000    100,000    1993-2002
  E       14.25%     135,000      1982    135,000    150,000    1993-2002
  G       12.00%     237,000      1983    117,000    130,000    1993-2002
  H       11.50%     100,000      1984    100,000    100,000    1994-2003
  I       12.00%      88,000      1984     88,000     88,000    1994-2003
                     827,400              707,400    768,600


Mandatory pro-rata sinking fund payments are required to redeem 10% of each series of redeemable preferred stock annually, beginning approximately ten years after issuance at $100 per share. As the shares are redeemed, they are retired thereby reducing the total authorized shares. The Company redeemed the following shares of cumulative preferred stock in 1993: 8,200 of the Series B; 15,000 of the Series C; 10,000 of the Series D; 15,000 of the Series E; and 13,000 of the Series G. The aggregate amount of mandatory pro-rata sinking fund payments required for redemption of the redeemable preferred stock in each of the following years are: 1994-$8,000,000; 1995-$8,000,000; 1996-$8,000,000,
1997-$8,000,000 and 1998-$8,000,000. The Company shall have the annual non-cumulative option to double any sinking fund payment subject to an aggregate limitation of 25% of the total issue. The redeemable preferred stock is non-callable for approximately ten years and callable thereafter at $105 per share plus accrued dividends. However, in the event the Company is required to obtain approval of a specified percentage of the holders of the issue to effect a merger, consolidation, or sale of assets and such approval is denied, then the Company may redeem the preferred stock in its entirety at $100 per share plus accrued dividends.

Noncumulative Convertible Junior Preferred Stock
On November 14, 1991, the Company issued 1,918,200 shares of Noncumulative Convertible Junior Preferred Stock, Series J, par value $5, in connection with the acquisition of Durham Corporation. Effective June 16, 1993, each outstanding share of Series J preferred stock was exchanged for 5.55 shares of the Company's common stock and all rights of the holders of Series J preferred stock, including the rights to receive dividends, were terminated.

Adjustable Rate Cumulative Preferred Stock
In 1982, the Company issued 1,000,000 shares of Adjustable Rate Cumulative Preferred Stock, Series F, par value $5, at face value of $100 per share. See
Note I to the Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries for a description of the terms and dividend rate of the Series F Preferred Stock. On March 2, 1994, the Company redeemed the preferred stock for cash at face value.

Note E   Management and Service Fees

The Company provides its subsidiaries with general management support, including services in the data processing, human resources, legal and financial areas. The related charges are billed to the subsidiaries being serviced as management fees, and are computed using various allocation methods which are, in the opinion of management, reasonable in relation to services rendered.

SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

                                              Year Ended December 31, 1993 - (000's Omitted)

                                                                                        Benefits,   Amortization Commis-
                       Deferred                          Policy              Net        claims, and of deferred  sions
                       policy&loan                       and                 invest-    increase in policy ac-   and
                       acquisition  Benefit     Unearned contract  Premium   ment       benefit     quisition    expenses, Premiums
Segment                costs <F1>   reserves<F2>premiums claims    income    income<F3> reserves<F4>costs <F5>   net <F3>  written
Agency Group:
 Life                  $  766,988  $ 2,256,769  $     -  $ 19,410 $  344,392 $  248,667 $  237,949   $ 74,482    $ 95,682        -
 Health                    71,791      101,864        -    13,733     65,472      9,459     47,131      6,956      15,323 $ 65,186
 Other product lines        3,082      187,230              3,704     37,309     23,349     44,826        350      14,658   10,816
   Total                  841,861    2,545,863        -    36,847    447,173    281,475    329,906     81,788     125,663        -
Direct Response Group:
 Life                     417,356      621,998        -    21,452    298,897     61,600    207,434     50,631      47,623
 Health                   208,462      124,486        -    32,252    197,957     14,108     82,573     38,208      45,469  200,107
 Property and casualty     35,047            -   47,340   115,602    143,781     15,913    118,037      7,128      28,965  145,818
 Other product lines       11,979       32,265        -     1,371      7,107      3,642      6,574      5,517      14,103
   Total                  672,844      778,749   47,340   170,677    647,742     95,263    414,618    101,484     136,160
Banking Group              33,092            -        -         -          -    316,831     84,714     81,416     240,576
Accumulation and
  Investment Group        109,193   11,142,330        -     1,612     71,127    724,061    607,954     38,802      51,920
Corporate and Other             -        4,233        -     2,162      1,642     43,816     (5,783)      (171)     24,523
   Consolidated        $1,656,990  $14,471,175  $47,340  $211,298 $1,167,684 $1,461,446 $1,431,409   $303,319    $578,842
                       __________  ___________  _______  ________ __________ __________ __________   ________    ________











SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION-CONTINUED

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

                                              Year Ended December 31, 1992 - (000's Omitted)

                                                                                        Benefits,    Amortization Commis-
                       Deferred                          Policy              Net        claims, &    of deferred  sions
                       policy&loan                       and                 invest-    increase     policy ac-   and
                       acquisition Benefit      Unearned contract   Premium  ment       in benefit   quisition    expenses, Premiums
Segment                costs <F1>  reserves<F2> premiums claims     income   income<F3> reserves<F4>costs<F5>     net<F3>   written
Agency Group:
 Life                  $  724,334  $ 2,188,844  $     -  $ 15,991 $  332,028 $  248,766 $  231,592   $ 66,241     $100,455
 Health                    70,386       93,835        -    14,195     64,656      9,192     47,967      7,423       16,126  $ 65,581
 Other product lines        2,563      191,357        -     1,943     40,187     23,725     47,646        301       16,386    12,075
   Total                  797,283    2,474,036        -    32,129    436,871    281,683    327,205     73,965      132,967
Direct Response Group:
 Life                     317,108      480,077        -    22,269    234,967     39,002    160,390     39,314       33,881
 Health                   216,291      139,661        -    42,185    183,157     14,633     74,367     40,730       39,510   187,400
 Property and casualty     33,146            -   45,300   119,829    140,024     16,982    115,952      6,144       29,849   140,660
 Other product lines       15,587       32,698        -     1,808      8,567      3,981      6,495      3,771       11,949
   Total                  582,132      652,436   45,300   186,091    566,715     74,598    357,204     89,959      115,189
Banking Group              43,253            -        -         -          -    324,200    108,540     35,779      239,323
Accumulation and
  Investment Group        118,155   10,411,459        -       390    110,108    716,037    661,095     20,077       51,229
Corporate and Other             -       10,514        -    13,077     76,331     57,024     41,278      5,282       56,968    61,579
   Consolidated        $1,540,823  $13,548,445  $45,300  $231,687 $1,190,025 $1,453,542 $1,495,322   $225,062     $595,676
                       __________  ___________  _______  ________ __________ __________ __________   ________     ________












SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION-CONTINUED

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

                                                 Year Ended December 31, 1991 - (000's Omitted)

                                                                                         Benefits,   Amortization Commis-
                       Deferred                           Policy              Net        claims, and of deferred  sions
                       policy&loan                        and                 invest-    increase in policy       and
                       acquisition  Benefit      Unearned contract   Premium  ment       benefit     acquisition  expenses, Premiums
Segment                costs <F1>   reserves<F2> premiums claims     income   income<F3> reserves<F4>costs <F5>   net <F3>  written
Agency Group:
 Life                  $  665,377   $ 2,100,297  $     -  $ 18,191 $  281,043 $  216,354 $  185,562   $ 55,820    $ 86,361
 Health                    68,087        84,386        -    13,675     60,734      8,280     45,762      7,849      14,478  $ 65,052
 Other product lines        1,882       184,450       25     2,447     31,920     22,064     40,126        356      12,388    13,846
   Total                  735,346     2,369,133       25    34,313    373,697    246,698    271,450     64,025     113,227
Direct Response Group:
 Life                     291,701       373,825        -    20,192    222,414     38,050    149,668     37,972      35,872
 Health                   232,944       147,335        -    44,418    194,540     15,115     88,355     44,127      43,160   194,345
 Property and casualty     33,998             -   44,663   136,298    142,561     17,189    122,829      5,373      31,156   140,648
 Other product lines       17,352        36,460        -     1,902      8,681      3,350      5,528      1,360       7,754
   Total                  575,995       557,620   44,663   202,810    568,196     73,704    366,380     88,832     117,942
Banking Group              40,441             -                  -               318,570    110,586     40,298     188,906
Accumulation and
  Investment Group        113,570     9,480,704        -       465     86,118    812,742    754,166     14,887      32,230
Corporate and Other        18,836        30,272        -    16,899     27,994     28,150     16,565      9,737      41,760    19,935
   Consolidated        $1,484,188   $12,437,729  $44,688  $254,487 $1,056,005 $1,479,864 $1,519,147   $217,779    $494,065
                       __________   ___________  _______  ________ __________ __________ __________   ________    ________


<F1> Includes value of insurance in force purchased.
<F2> Includes policyholder contract deposits.
<F3> See Note M to the Consolidated Financial Statements of Capital Holding Corporation and Subsidiaries for a description of the basis used in the allocation of net investment income and expenses.
<F4> Includes policyholder interest on investment-type contracts, interest on banking deposits and interest on related hedging instruments.
<F5> Includes amortization of value of insurance in force purchased.



SCHEDULE VI - REINSURANCE

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES
                                                                            Percentage
                                         Ceded to     Assumed                of amount
                                Gross       other  from other               assumed to
                               amount   companies   companies   Net amount  net amount
                                           (000's Omitted Except Percentages)
Year Ended December 31, 1993

  Life insurance
    in force              $57,081,876  $4,617,457  $8,904,628  $61,369,047       14.5%
                          ___________  __________  __________  ___________
  Premiums and other
   considerations:
    Life insurance<F1>    $   735,784  $   33,357  $   45,045  $   747,472        6.0
    Accident and health
      insurance               357,557     138,291      57,165      276,431       20.7
    Property and casualty
      insurance               137,610       3,303       9,474      143,781        6.6

    Total premiums        $ 1,230,951  $  174,951  $  111,684  $ 1,167,684        9.6
                          ___________  __________  __________  ___________

Year Ended December 31, 1992

  Life insurance
    in force              $47,992,676  $2,829,588 $10,269,734  $55,432,822       18.5%
                          ___________  __________ ___________  ___________

  Premiums and other
   considerations:
    Life insurance<F1>    $   715,909  $   37,833 $    46,662  $   724,738        6.4
    Accident and health
      insurance               383,828     110,711      50,169      323,286       15.5
    Property and casualty
      insurance               138,025       2,899       6,875      142,001        4.8

    Total premiums        $ 1,237,762  $  151,443 $   103,706  $ 1,190,025        8.7
                          ___________  __________ ___________  ___________

Year Ended December 31, 1991

  Life insurance
    in force              $49,377,126  $2,012,241  $4,736,987  $52,101,872        9.1%
                          ___________  __________  __________  ___________

  Premiums and other
   considerations:
    Life insurance<F1>    $   616,627  $   14,939  $   22,340  $   624,028        3.6
    Accident and health
      insurance               307,245      59,772      40,144      287,617       14.0
    Property and casualty
      insurance               145,604       6,956       5,712      144,360        4.0

    Total premiums        $ 1,069,476  $   81,667  $   68,196  $ 1,056,005        6.5
                          ___________  __________  __________  ___________

<F1>  Includes annuities.

SCHEDULE IX - SHORT-TERM BORROWINGS

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES
                                                                              Weighted
                                                      Maximum     Average      Average
                                        Weighted       Amount      Amount     Interest
                               Balance   Average  Outstanding Outstanding         Rate
Category of Aggregate        at End of  Interest       During      During       During
Short-term Borrowings           Period      Rate   the Period  the Period<F1>   Period<F2>
                                          (000's Omitted Except Interest Rates)
Year Ended December 31, 1993

  Notes payable to banks             -        -      $  1,000     $      8       3.22%

  Commercial paper            $ 49,870     3.28%      194,739       57,155       3.26

  Borrowings under First
    Deposit Corporation:
    Revolving credit
    agreements <F3>            175,000     3.80       327,000      177,348       3.69

    Federal funds purchased          -        -        69,000        6,393       3.05

    Repurchase agreements       52,826     3.43     1,012,423      310,245       3.37

Year Ended December 31, 1992

  Notes payable to banks             -        -      $ 50,000    $  2,802        4.46%

  Commercial paper            $ 49,752     3.92%      194,665      69,615        3.86

  Borrowings under First
    Deposit Corporation:
    Revolving credit
    agreements <F3>            172,000     3.93       320,000     159,986        4.37
    Federal Funds Purchased     15,000     3.75        37,000       5,669        3.97
    Repurchase Agreements      116,933     4.03       939,328     346,228        4.83

Year Ended December 31, 1991

  Notes payable to banks      $ 23,000     6.00%     $133,000    $ 15,710        5.95%

  Commercial paper              49,624     5.41       149,374      53,876        6.29

  Borrowings under First
    Deposit Corporation:
    Revolving credit
    agreements <F3>            109,000     5.95       140,000      75,010        6.70

    Federal funds purchased          -        -        55,000      13,041        5.99

    Repurchase agreements      148,127     5.02       993,683     377,478        6.80

(F1) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365 in 1993, 366 in 1992, and
     365 in 1991.

(F2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period.

(F3) See Note H to the Consolidated Financial Statements of Capital Holding Corporation
     and Subsidiaries for description of general terms.

FORM 10-K--ITEM 14(a)(3) AND (c)

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference
Number Per                                                    Exhibit
Exhibit Table   Description of Exhibit                        Number    Page

   (3)          Certificate of Incorporation as amended         3.1      -
                on October 17, 1991.  (Incorporated by
                reference as Exhibit 3.1 of the Company's
                Annual Report on Form 10-K for the year
                ended December 31, 1991.)

   (3)          By-Laws of Capital Holding Corporation as       3.2      -
                amended on February 17, 1988. (Incorporated by reference as Exhibit 3.3 of the Company's
                Annual Report on Form 10-K for the year
                ended December 31, 1989.)

   (4)          Indenture dated April 1, 1983 between           4.1      -
                the Company and Connecticut National Bank
                (as successor to National Westminster Bank
                USA) for Debt Securities (which now are
                8 3/4% Sinking Fund Debentures due
                January 15, 2017 and Medium Term Notes
                due 1995 to 2022).  (Incorporated by
                reference as Exhibit 4.2 to Registration
                Statement on Form S-3, Registration
                No. 2-82957 filed with the Commission on April 8, 1983.)

    (4)         Supplemental Indenture, dated                   4.2      -
                September 1, 1989, between the Company
                and Connecticut National Bank (as successor to National Westminster Bank USA),
                Supplements the Indenture dated
                April 1, 1983, between the Company and
                Connecticut National Bank (as successor
                to National Westminster Bank USA).
                (Incorporated by reference as Exhibit 4.1 of Form 8-K dated September 18, 1989.)

    (4)         Capital Holding Corporation 1987                4.3      -
                Shareholder Rights Agreement as amended
                on November 4, 1992.  (Incorporated by
                reference as Exhibit 4.5 of the Company's
                Annual Report on Form 10-K for the year
                ended December 31, 1992.)

    (4)         Indenture between the Company and               4.4      -
                Morgan Guaranty Trust Company of
                New York, as Trustee, dated as of
                January 1, 1994.  (Provided as part
                of electronic submission).

FORM 10-K--ITEM 14(a)(3) AND (c)

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                    Exhibit
Exhibit Table   Description of Exhibit                        Number    Page

   (10)         Capital Holding Corporation 1981               10.1      -
                Stock Option Incentive Plan, through
                August 7,1991 (Incorporated by reference as Exhibit 10.1 of the Company's Annual
                Report on Form 10-K for the year ended
                December 31, 1990.)

   (10)         1991 amendments to 1981 Stock Option           10.2      -
                Incentive Plan and 1989 Stock Option
                Plan.  (Incorporated by reference as
                Exhibit 10.2 of the Company's Annual
                Report on Form 10-K for the year
                ended December 31, 1991.)

   (10)         Capital Holding Corporation 1981 Tax-          10.3      -
                Qualified Stock Option Plan, as amended.
                (Incorporated by reference as Exhibit
                10.2 of the Company's annual Report on
                Form 10-K for the year ended
                December 31, 1990.)

   (10)         Employment Agreement between Capital           10.4      -
                Holding Corporation and Irving W. Bailey II.
                (Incorporated by reference as Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.)

   (10)         Descriptions of Company's Management           10.5      -
                Incentive Plan, First Deposit Corporation's
                Annual Incentive Plan and Company's
                Long-Term Incentive Plan. (Incorporated by reference to the descriptions of the Incentive Compensation Plans as described on Pages 6 and 7 of the Proxy Statement for the Annual Meeting of Stockholders held May 1, 1992.)

   (10)         Capital Holding Corporation 1989 Stock         10.6       -
                Option Plan, through August 7, 1991.
                (Incorporated by reference as Exhibit
                10.6 of the Company's Annual Report on
                Form 10-K for the year ended
                December 31, 1990.)

FORM 10-K--ITEM 14(a)(3) AND (c)

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                    Exhibit
Exhibit Table   Description of Exhibit                        Number    Page

   (10)         Amendment to Employment Agreement              10.7       -
                between Capital Holding Corporation and
                Irving W. Bailey II.  (Incorporated by
                reference as Exhibit 10.7 of the
                Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

   (10)         Employment Agreements between                  10.8       -
                Capital Holding Corporation and
                Joseph M. Tumbler.  (Incorporated by
                reference as Exhibit 10.8 of the
                Company's Annual Report on Form 10-K
                for the year ended December 31, 1989.)

   (10)         Employment Agreements between Capital          10.9       -
                Holding Corporation and Lee Adrean,
                Shailesh J. Mehta and Lawrence Pitterman.
                (Incorporated by reference as Exhibit 10.9 of the Company's Annual Report on Form
                10-K for the year ended December 31, 1990.)

   (10)         Employment Agreements between Capital          10.10      -
                Holding Corporation and Frederick C. Kessell and Robert L. Walker. (Incorporated by reference as Exhibit 10.11 of the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1991.)

   (10)         First Deposit Corporation Equity Unit          10.11      -
                Plan.  (Incorporated by reference as
                Exhibit 10.12 of the Company's Annual
                Report on Form 10-K for the year ended
                December 31, 1991.)

   (10)         Capital Holding Corporation Deferred           10.12      -
                Compensation Plan for Deferral of Payments under the Capital Holding Corporation
                Management Incentive Plan. (Incorporated by reference as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

FORM 10-K--ITEM 14(a)(3) AND (c)

CAPITAL HOLDING CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                    Exhibit
Exhibit Table   Description of Exhibit                        Number    Page

   (10)         Capital Holding Corporation Deferred           10.13     -
                Compensation Plan under the Capital
                Holding Corporation Long-Term Incentive
                Plan.  (Incorporated by reference as
                Exhibit 10.14 of the Company's Annual
                Report on Form 10-K for the year ended
                December 31, 1991.)

   (10)         First Deposit Corporation Deferred             10.14     -
                Compensation Plan under the First
                Deposit Corporation Annual Incentive
                Plan.  (Incorporated by reference as
                Exhibit 10.15 of the Company's Annual
                Report on Form 10-K for the year ended
                December 31, 1991.)

   (10)         Descriptions of Capital Holding                10.15     -
                Corporation Supplemental Non-qualified
                Thrift Savings Plan and Non-qualified
                Pension Agreements.  (Incorporated by
                reference to the descriptions of the
                Retirement Plans and Thrift Savings Plan as described on pages 7 through 9 of the Proxy Statement for the Annual meeting of Stockholders held May 1, 1992.)

   (10)         Capital Holding Corporation Stock              10.16     -
                Ownership Plan (Incorporated by reference as Exhibit 10.17 of the Company's Annual
                Report on Form 10-K for the year ended
                December 31, 1992.)

   (12)         Computation of ratio of earnings to fixed      12.1      35
                charges (Provided as part of electronic
                transmission.)

   (13)         Portions of the Annual Report for the year     13.1      -
                ended December 31, 1993. (Provided as part of electronic transmission.)

   (21)         List of subsidiaries.  (Provided as part       21.1      37
                of electronic transmission.)

   (23)         Consent of independent auditors.  (Provided    23.1      39
                as part of electronic transmission.)