Form 10-Q
period 1994-03-31
PROVIDIAN CORP
filed 1994-05-13
CIK 17206

PAGE 1                     UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended  March 31, 1994
                                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                       to

Commission file Number  1-6701

                           Providian Corporation
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


                         Capital Holding Corporation
                  (Former name if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 1994.


                 Class                             Shares Outstanding
     Common Stock, $1.00 par value                     99,651,370













                                    1 of 14

      PAGE 2
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                    PROVIDIAN CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     March 31
                                                       1994      December 31
Assets                                             (Unaudited)       1993
 Investments:                                      (Dollars in Thousands)
    Bonds and stocks, available for sale
      (Amortized cost of $11,316,855 in 1994)      $11,352,897    $        -
    Bonds and stocks, held for investment
      (Market value of $5,767,618 in 1993)                   -     5,323,421
    Bonds and stocks, actively managed
      (Amortized cost of $5,519,490 in 1993)                 -     5,541,127
    Commercial mortgage loans                        2,554,986     2,558,466
    Residential mortgage loans                       1,677,573     1,637,452
    Consumer loans                                   1,861,665     1,867,944
    Policy loans                                       352,154       351,507
    Other investments                                  557,890       495,210
                               Total Investments    18,357,165    17,775,127

  Cash and cash equivalents                            363,235       377,318
  Deferred policy and loan acquisition costs         1,383,596     1,373,481
  Value of insurance in force purchased                289,213       283,509
  Goodwill                                             228,145       230,183
  Separate account assets                            2,089,103     2,036,856
  Other assets                                         994,556       852,531
                                    Total Assets   $23,705,013   $22,929,005
                                                   ___________   ___________
Liabilities and Shareholders' Equity

Liabilities:
  Benefit reserves and other policy liabilities    $ 8,989,678   $ 8,858,749
  Policyholder contract deposits                     6,459,365     6,066,390
  Banking deposits                                   1,450,099     1,491,767
  Separate account liabilities                       2,089,103     2,036,856
  Long-term debt                                       589,242       589,268
  Deferred federal income tax                          349,722       360,425
  Other liabilities                                  1,382,819     1,032,659
                               Total Liabilities    21,310,028    20,436,114

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, adjustable rate
    cumulative, $100 face value                              -       100,000
  Common stock, $1 par                                 115,325       115,325
  Additional paid-in capital                            56,715        57,053
  Net unrealized investment gain                        19,833        17,204
  Retained earnings                                  2,338,591     2,295,974
  Common stock held in treasury - at cost:
    1994-15,103,000 shares; 1993-13,899,000 shares    (130,299)      (89,289)
  Unearned restricted stock                             (5,180)       (3,376)
                      Total Shareholders' Equity     2,394,985     2,492,891
      Total Liabilities and Shareholders' Equity   $23,705,013   $22,929,005
                                                   ___________   ___________

See notes to condensed consolidated financial statements.

      PAGE 3
Item 1.   (continued)

                    PROVIDIAN CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31                           1994           1993
                                                 (Amounts in Thousands Except
                                                     Per Common and Common
                                                        Equivalent Share)
Revenues:
  Premiums and other considerations                $ 291,492      $  307,589
  Investment income, net of expenses                 378,987         362,715
  Consumer loan servicing fees                        42,108          40,219
  Realized investment loss                           (36,733)        (19,161)
  Other income, net                                   22,405          20,464
                               Total Revenues        698,259         711,826

Benefits and Expenses:
  Benefits and claims                                217,901         222,825
  Increase in benefit
    and contract reserves                            139,969         152,206
  Commissions, net                                    17,859          21,457
  General, administrative and other
    expenses, net                                    129,678         132,502
  Amortization of deferred policy
    and loan acquisition costs,
    value of insurance in force
    purchased and goodwill                            81,164          67,783
  Interest expense                                    19,236          19,810
                  Total Benefits and Expenses        605,807         616,583

             Income before Federal Income Tax         92,452          95,243

Federal Income Tax                                    28,444          29,407

                                   Net Income         64,008          65,836

Provision for Dividends on Nonconvertible
  Preferred Stock                                      1,163           1,688

        Net Income Applicable to Common Stock      $  62,845      $   64,148
                                                   _________      __________

                    Net Income per Common and
                      Common Equivalent Share      $     .62      $      .64
                                                   _________      __________

Cash Dividends Paid per Common Share               $     .20      $    .1825
                                                   _________      __________
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding
  During the Period                                  101,052         100,889
                                                   _________      __________

See notes to condensed consolidated financial statements.

      PAGE 4
Item 1.  (continued)

                    PROVIDIAN CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Three Months Ended March 31                           1994          1993
                                                    (Dollars in Thousands)

Net Cash Flows from Operations                     $  245,564    $   254,427

Cash Flows from Investment Activities:
  Investments sold or matured                       1,980,005      2,620,807
  Cost of securities and mortgage loans acquired   (2,386,444)    (3,135,232)
  Additions to operating property                      (6,186)       (13,969)
  Net increase in consumer loans                     (106,688)      (110,757)
  Securitization of consumer loans                    100,000         72,000
  Acquisition of subsidiary                                 -        (54,854)
  All other investment activities                     (26,077)       (21,791)

     Net Cash Flows used in Investment Activities    (445,390)      (643,796)

Cash Flows from Financing Activities:
  Net increase (decrease) in short-term
    borrowings                                        149,567        (29,778)
  Policyholder contract deposits                      809,929        589,227
  Withdrawals of policyholder contract deposits      (562,972)      (350,773)
  Net decrease in banking deposits                    (41,668)      (117,170)
  Repayment of long-term debt                             (26)       (35,126)
  Net proceeds from revolving line of credit                -        155,000
  Redemption of preferred stock                      (100,000)             -
  Purchase of common stock for treasury               (47,555)             -
  Dividends                                           (22,854)       (20,111)
  Proceeds from exercise of stock options               1,322          1,523

         Net Cash Flows from Financing Activities     185,743        192,792

        Net Decrease in Cash and Cash Equivalents     (14,083)      (196,577)

 Cash and Cash Equivalents at Beginning of Period     377,318        717,039

       Cash and Cash Equivalents at End of Period  $  363,235    $   520,462
                                                   __________    ___________


See notes to condensed consolidated financial statements.

      PAGE 5
Item 1.  (continued)

                    PROVIDIAN CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain items, for the three months ended March 31, 1993, have been reclassified to conform to current year classifications. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year ending December 31, 1994. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

B. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994 and classified all of its securities as "available for sale" at that time. In accordance with this SFAS, prior year financial statements have not been restated to reflect the change in accounting principle. As a result of the adoption of SFAS No. 115, the net unrealized investment gain component of shareholders' equity increased by $261,400,000 (net of an adjustment to deferred policy acquisition costs of $42,000,000 and deferred federal income taxes of $140,800,000) to reflect the January 1, 1994, net unrealized gains on securities classified as "available for sale" previously carried at amortized cost. The adoption of SFAS No. 115 had no effect on net income.

C. Realized investment loss for the first quarter of 1994 includes a non-recurring charge of $52.4 million for an impaired investment in Granite Partners, a limited partnership which invested in complex mortgage-backed securities. This non-recurring charge reflects a write-off of all of the Company's investment in Granite Partners.

D. Per common and common equivalent share amounts have been calculated using net income after provision for dividends on nonconvertible preferred stock, divided by the weighted average number of common and common equivalent shares outstanding during the three-month periods. Fully diluted net income per common share is not presented as it approximates net income per common and common equivalent share.

E. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1994 of $100.0 million. Total unsecured consumer receivables securitized through March 31, 1994 were $2.0 billion.

      PAGE 6
Item 1.  (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


F. An analysis of the allowance for loan losses on consumer and mortgage loans for the three month periods ended March 31, 1994 and 1993 is as follows:

                                          Consumer              Mortgage
     Three-Months Ended March 31       1994       1993      1994       1993
                                              (Dollars in Thousands)

     Balance at beginning of period  $ 75,061   $ 82,974  $ 51,362   $ 47,510
     Current period provision (a)      (2,204)    18,481     8,748      8,380
     Current period chargeoffs,
       net of recoveries              (14,654)   (17,871)   (6,673)    (6,184)
     Balance at end of period        $ 58,203   $ 83,584  $ 53,437   $ 49,706


     (a) Includes the elimination of the allowance on consumer loans in process of securitization and consumer loans securitized without recourse, of $18,823 and $5,138 in 1994 and 1993, respectively.

G. On March 2, 1994, the Company redeemed, at face value, all $100 million of its Adjustable Rate Cumulative Preferred Stock, Series F, at $100 per share plus accrued and unpaid dividends through the date of redemption. On May 12, 1994, a subsidiary of the Company completed the issuance of 4,000,000 shares of Cumulative Monthly Income Preferred Stock (MIPS) at $25 per share to replace the redeemed Series F Preferred Stock. The annual dividend rate on the MIPS is 8.875 percent.

H. In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which establishes accounting standards for creditors when a loan is deemed impaired. The Statement is primarily applicable to the commercial loan portfolio, as large groups of smaller balance homogenous loans such as credit card, consumer installment loans or residential mortgages are excluded. The Company is currently determining the impact of this Statement, which is required for calendar year 1995 financial statements. However, adoption is not expected to have a material effect on the Company's financial position or results of operations.

      PAGE 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Providian's net income for the three months ended March 31, 1994 was $.62 per common and common equivalent share (hereinafter called "per common share"), down 3.1 percent from last year's $.64 per common share. Net income includes pretax realized losses of $36.7 million, comprised of investment and securities gains of $24.4 million, offset by provisions for mortgage loan loss reserve additions of $8.7 million and a non-recurring charge on an impaired investment in Granite Partners of $52.4 million. The Company's entire investment in Granite Partners, a limited partnership which invested in complex mortgage-backed securities, was written off in anticipation of a complete loss upon liquidation of the partnership. No further exposure to losses on Granite Partners exists as of March 31, 1994.

Earnings, excluding realized investment gains and losses, net of related deferred acquisition cost amortization and tax, for the three months ended March 31, 1994 were $.90 per common share, up 11.1 percent from the $.81 per common share reported last year. Strong growth in the Banking, Direct Response and Accumulation and Investment Groups contributed to these results.

Revenues, as discussed hereinafter, exclude realized investment gains and losses. Consolidated revenues for the quarter were $735.0 million, up slightly from the $731.0 million in the prior year. Consolidated premiums were $291.5 million, down 5.2 percent from 1993, primarily from lower life annuity sales in the Accumulation and Investment Group as the Company continues to focus on writing business only at acceptable profit margins. Investment income, servicing fee and other income is up 4.7 percent due to growth in assets as well as an increase in fee income in the Banking Group.

Agency Group pretax earnings for the quarter were $45.7 million, down .9 percent from a year ago due to lower investment income, as cash flow from operations and investment activities was reinvested in a lower interest rate environment, partially offset by reduced expenses and favorable morbidity. Individual life pretax earnings, which account for most of Agency Group income, improved 1.7 percent to $45.1 million, primarily from continuing cost control actions partially offset by unfavorable mortality. Life profit margins, defined as pretax earnings as a percentage of mean policyholder reserves, were 8.0 percent, below 1993's margin of 8.1 percent, due to unfavorable mortality. Agency Group premiums were $110.1 million, down 2.4 percent, reflecting slow growth in the life and health product lines which was more than offset by some terminated partnership business. Life and health sales were down 21.8 percent, the effect of the snow storms and other inclement weather in January and February, as well as some continuing weakness in agent sales carrying over from 1993. The combined life and health termination rate of 13.8 percent improved significantly from the prior year rate of 16.3 percent due to greater focus on account condition and lower first year terminations related to the sales decline.

Direct Response Group pretax earnings improved 15.2 percent over first quarter 1993 to $26.5 million, primarily resulting from a strong focus on cost management and losses recorded in 1993 on an investment in a small third-party administrator. Life, health and other pretax earnings increased 18.0 percent

      PAGE 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

to $24.1 million primarily due to expense reductions, while property and casualty pretax earnings of $2.4 million were modestly below prior year results. Life profit margins (defined as pretax earnings as a percentage of premium income) were 22.2 percent, improved from last year's margin of 19.7 percent due largely to reduced spending, the result of cost management efforts, and higher investment income. Health profit margins (pretax earnings as a percentage of premium income) at 20.4 percent were also improved (17.2 percent in 1993) due to reduced spending. The property and casualty combined ratio (ratio of total dollars of claims and expenses incurred for each $100 of premiums) continues to show a slightly positive trend at 104.2 percent compared to 104.7 percent for the first quarter of 1993. Direct Response premiums were up 3.4 percent to $169.7 million, primarily as a result of the January 1994 acquisition of a block of business from Skandia U.S. Insurance Company, an auto insurer specializing in the active-duty military market.
Life premiums increased 1.1 percent over last year due to favorable persistency, while health premiums declined 7.5 percent due to unfavorable persistency.

Banking Group pretax earnings were $32.8 million, up 21.1 percent from 1993 due to higher fee income and the combination of higher net interest margins earned on increasing loan balances. Total loans under management, including $2.0 billion of securitized receivables and $475.0 million in the process of securitization, were $3.9 billion, essentially flat with December 1993 and up $422.9 million from March 1993. Secured Card product balances increased to $60.1 million compared to $54.0 million at December 31, 1993. First Gold product balances grew to $337.7 million in the first quarter and Select Equity balances grew $23.2 million to $335.6 million at March 31, 1994. Return on mean assets was 5.9 percent compared to 5.0 percent a year ago due to the growth in fee income and continued favorable spreads. Loan loss reserves related to unsecured consumer receivables, excluding receivables previously securitized and those in the process of securitization, was 5.6 percent compared to 5.4 percent at March 31, 1993 and 4.8 percent at year end 1993. Net credit losses related to unsecured consumer receivables, excluding receivables previously securitized and those in the process of securitization, was 3.7 percent in 1994, compared to 4.3 percent for the first quarter of 1993 and 4.2 percent for the full year 1993. Balances past due 30 days or more related to unsecured consumer receivables, excluding those previously securitized, were improved to 1.9 percent compared to 2.4 percent last year and the 2.2 percent year end rate. The following table summarizes dollar amounts of unsecuritized problem consumer loans, as of March 31, 1994 and December 31, 1993:

                                         March 31, 1994     December 31, 1993
                                               (Dollars in Millions)

Non-accrual loans                             $  7.7               $  8.0
Loans past due greater than 30 days             42.9                 45.2
Total problem consumer loans                  $ 50.6               $ 53.2



There were no additional specifically identified loans that represented significant potential problems.

      PAGE 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accumulation and Investment Group pretax earnings for the quarter were $37.7 million, up 14.4 percent, primarily from higher net interest margins in the lower interest rate environment and increased volume of spread and fee-based business. Offsetting these favorable results was accelerated retail amortization due to lower future interest spread and higher lapse assumptions. Mean policyholder deposits, a key driver of profitability, grew by 7.5 percent during 1994. Profit margins on total deposits (pretax earnings as a percentage of mean policyholder deposits) were 117 basis points, even with 1993. Increases in short and intermediate term interest rates in the first quarter of 1994 did not significantly impact results. However, these increases in short and intermediate term interest rates in the first quarter will result in lower margins over the remainder of 1994 as interest rates on assets and liabilities reset. If rates continue to rise, the decline in margins will be more significant. Policyholder deposits stood at $13.2 billion, up from $12.7 billion at December 31, 1993, a result of favorable institutional deposit growth. Institutional deposits grew $550.8 million, including $434.4 million in the short-indexed GIC and $157.7 million in the index-guaranteed Total Return Account Contract products. Retail spread-based deposits declined $8.4 million in the quarter due to withdrawals resulting from lower credited interest rates as the Company continues to emphasize profitability over volume growth. Fee-based variable annuities grew $39.7 million, despite lower stock market values during the first quarter. In addition, the institutional fee-based Trust GIC, which is not reflected as a deposit on the Company's balance sheet, grew $1.1 billion to $5.5 billion.

Cash and invested assets were $18.7 billion, up 3.1 percent from December 31, 1993. Excluding Banking Group, invested assets related to insurance operations were $16.7 billion compared to $16.1 billion at December 31, 1993. The distribution of invested assets at March 31, 1994 has not changed significantly from December 31, 1993. Exposure to below-investment grade bonds at March 31, 1994 was 4.8 percent, compared to 4.6 percent at December 31, 1993. Additionally, there were no securities in the bond and preferred stock portfolio that were delinquent as to interest or dividends. While we experienced a significant impairment in the first quarter of 1994 in Granite Partners, default and loss experience in the remainder of the securities portfolio is good with no defaults and no other significant losses as a result of impairments in value during 1994.

Problem commercial mortgage loans (based on the ACLI definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of March 31, 1994, amounted to 6.30 percent of outstanding commercial loans, up from 5.12 percent at December 31, 1993, primarily due to the addition of one additional loan to the problem category. The industry average for problem commercial mortgage loans was 18.87 percent at December 31, 1993 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.97 percent and 3.59 percent at March 31, 1994 and December 31, 1993, respectively. The MBA average for problem residential mortgage loans was 5.32 percent at December 31, 1993 (the most recently published statistics). Loans on which the Company has discontinued the

      PAGE 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

accrual of interest and restructured loans accruing interest as of March 31, 1994 and December 31, 1993 were as follows:

                              Commercial Loans            Residential Loans
                           March 31   December 31      March 31   December 31
                             1994        1993            1994        1993
                                         (Dollars in Millions)
Non-accrual loans            $87.7         $64.3         $11.3         $12.6
Restructured loans,
  accruing interest            5.6           5.2             -             -
Total                        $93.3         $69.5         $11.3         $12.6


As of March 31, 1994, there were approximately $33.5 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; we do not anticipate any material losses to arise from these loans.

As of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classified all of its securities as "available for sale". Adoption of SFAS No. 115 has introduced additional volatility to reported shareholders' equity by reporting debt and equity securities at fair value while other assets and all liabilities are reported at historical cost. Thus, reported financial results will not represent the underlying economics. As a result of the adoption of SFAS No. 115, the net unrealized investment gain component of shareholders' equity increased by $261.4 million at January 1, 1994. During the first quarter of 1994, the net unrealized gains component of shareholders' equity, net of related adjustments to deferred policy acquisition costs and deferred federal income taxes, decreased by $258.8 million. The decrease resulted primarily from the increase in interest rates during the first quarter of 1994, and also by the realized investment and securities gains recognized during the quarter.

Liquidity and Cash Flow

Net cash flows from operations were $245.6 million during the quarter, compared to $254.4 million last year. Commercial paper borrowings averaged $78.7 million during the quarter at a weighted average interest rate of 3.44 percent. Commercial paper outstandings at March 31, 1994 were $189.4 million. The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions arise. First Deposit also maintains committed lines of credit as part of its liquidity management. At March 31, 1994, borrowings under its $400 million revolving credit agreement amounted to $175 million. In addition, the Company's investment portfolio of $11.4 billion at March 31, 1994 provides a significant source of short-term liquidity.

During the first quarter, the Company repurchased 1.4 million shares of its common stock at an average price of $33.81 per share. As described in Note G to the condensed consolidated financial statements, the Company redeemed in the first quarter all $100 million of its Adjustable Rate Cumulative Preferred

      PAGE 11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stock, Series F, and replaced it in May 1994 with an offering of Cumulative Monthly Income Preferred Stock.

The Company is a legal entity, separate and distinct from its subsidiaries.
As a holding company with no other business operations, its primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries.

      PAGE 12
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the normal course of business, the Company and its subsidiaries are parties to a number of lawsuits. Management believes that these suits will be resolved with no material financial impact on the Company.

Item 2.   Change in Securities

     Not applicable

Item 3.   Defaults upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held May 11, 1994. Following are the results of the proposals voted upon at that meeting. As of the record date (March 14, 1994) there were 100,509,816 issued and outstanding shares eligible to vote.

     Proposal 1:
     Joseph F. Decosimo, Lyle Everingham, Watts Hill Jr. and Larry D. Thompson were elected to the Board of Directors. Below is the number of votes cast for, or withheld for each director elected.

     Name                         For              Withheld
     Joseph F. Decosimo           88,086,901       1,018,278
     Lyle Everingham              88,007,264       1,097,915
     Watts Hill Jr.               88,080,097       1,025,082
     Larry D. Thompson            88,020,732       1,084,447

     Directors continuing to serve on the Board are John M. Cranor III,
     J. David Grissom, F. Warren McFarlan, Martha R. Seger, Ph.D., Florence R. Skelly, Irving W. Bailey II, John L. Clendenin,
     Raymond W. Gilmartin and John L. Weinberg.

     Proposal 2:
     The shareholders approved an amendment to the Company's Certificate of Incorporation changing the name of the Company from Capital Holding Corporation to Providian Corporation. The results of the vote were 83,180,193 for, 5,167,241 against and 757,745 abstained.

     Proposal 3:
     The shareholders approved amendments to the Company's 1989 Stock Option Plan addressing tax deductibility limits imposed by the Omnibus Budget Reconciliation Act of 1993 and providing grantees under the Plan additional flexibility in retirement and estate planning. The results of the vote were 80,334,568 for, 7,718,346 against and 1,052,265 abstained.

     Proposal 4:
     The shareholders approved an amendment to the Company's Certificate of Incorporation creating a class of Preference Stock. The amendment

      PAGE 13
PART II - OTHER INFORMATION

     authorizes the issuance of 25,000,000 shares of Preference Stock with a par value of $.01 per share. The results of the vote were 53,609,679 for, 30,058,269 against and 971,391 abstained.

     Proposal 5:
     The shareholders approved the appointment of Ernst and Young as the Company's independent auditors. The results of the vote were 88,455,058 for, 132,139 against and 517,982 abstained.

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits: None

     Reports: On January 14, 1994, the Company filed a current report dated January 14, 1994, on Form 8-K, Item 7(c) (Exhibits). The report included exhibits relating to the Registrants medium-term notes, Series D, to be issued under the Indenture dated as of January 1, 1994, between the Company and Morgan Guaranty Trust Company of New York, as Trustee.

      PAGE 14
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Providian Corporation
                                                         (Registrant)




Date:  May 13, 1994                                     Robert L. Walker
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer



Date:  May 13, 1994                                    Steven T. Downey
                                                Vice President and Controller