Form 10-Q
period 1994-06-30
PROVIDIAN CORP
filed 1994-08-12
CIK 17206

13
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
For the period ended  June 30, 1994
                                    or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from
                                                     to


Commission file Number   1-6701

                                                                   Providia
n Corporation
          (Exact name of Registrant as specified in its charter)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 1994.


                   Class                        Shares Outstanding
Common Stock, $1.00 par value                     98,801,248













                                  1 of 12
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                  PROVIDIAN CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     June 30, 1994  December 31,
                                       (Unaudited)         1993
Assets                                (Dollars in Thousands)
Investments:
 Bonds and stocks, available for sale
   (Amortized cost of $11,447,404 in 1994)          $11,108,157
$              -
 Bonds and stocks, trading                 81,318             -
 Bonds and stocks, held for investment
   (Market value of $5,767,618 in 1993)                       -  5,323,421
 Bonds and stocks, actively managed
   (Amortized cost of $5,687,876 in 1993)                     -  5,711,777
 Commercial mortgage loans              2,623,199     2,558,466
 Residential mortgage loans             1,899,376     1,637,452
 Consumer loans                         1,498,514     1,867,944
 Policy loans                             354,501       351,507
 Other investments                          595,479       564,747
                     Total Investments 18,160,544    18,015,314

 Cash and cash equivalents                570,532       719,053
 Deferred policy and loan acquisition costs           1,419,964  1,373,481
 Value of insurance in force purchased                  284,396  283,509
 Goodwill                                 226,108       230,183
 Separate account assets                1,245,723     1,446,238
 Other assets                               925,936       861,227
                          Total Assets$22,833,203   $22,929,005

Liabilities and Shareholders' Equity
Liabilities:
 Benefit reserves and other policy liabilities      $ 9,024,163
$ 8,858,749
 Policyholder contract deposits         7,337,626     6,641,744
 Banking deposits                       1,319,471     1,491,767
 Separate account liabilities           1,245,723     1,446,238
 Long-term debt                           619,242       589,268
 Deferred federal income tax              222,008       360,425
 Other liabilities                          766,645    1,047,923
                     Total Liabilities 20,534,878    20,436,114
Commitments and Contingencies

Preferred Stock of Consolidated Subsidiary              100,000  -

Shareholders' Equity:
 Preferred stock, adjustable rate
   cumulative, $100 face value        $                - $     100,000
 Common stock, $1 par                     115,325       115,325
 Additional paid-in capital                56,841        57,053
 Net unrealized investment gain (loss)                 (193,056) 17,204
 Retained earnings                      2,400,442     2,295,974
 Common stock held in treasury - at cost:
   1994-16,528,000 shares; 1993-13,899,000 shares      (174,716) (89,289)
 Unearned restricted stock                     (6,511)         (3,376)
            Total Shareholders' Equity    2,198,325      2,492,891
    Total Liabilities and Shareholders' Equity$22,833,203 $22,929,005

See notes to condensed consolidated financial statements.
Item 1.  (continued)
                  PROVIDIAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Six Months
       Three Months
Period Ended June 30             1994         1993        1994
    1993
                                  (Amounts in Thousands Except Per
Common and Common Equivalent Share)

Revenues:
 Premiums and other considerations  $   579,344 $   597,589 $   287,852
$  290,000
 Investment income, net of expenses  784,932    739,705 405,945  376,990
 Consumer loan servicing fee          90,212     75,240  48,104  35,021
 Realized investment gain (loss)     (52,783)   (17,526)(16,050) 1,635
 Other income, net              41,851       49,695       19,446
     29,231
            Total Revenues1,443,556 1,444,703   745,297  732,877

Benefits and Expenses:
 Benefits and claims        433,445  437,481    215,544  214,656
 Increase in benefit and
   contract reserves        307,330  296,937    167,361  144,731
 Commissions, net            37,496   39,659     19,637   18,202
 General, administrative and other
   expenses, net            252,492  259,478    122,814  126,976
 Amortization of deferred policy
   and loan acquisition costs,
   value of insurance in force
   purchased and goodwill   159,273  145,780     78,109   77,997
 Interest expense               42,940      38,711       23,704
     18,901
 Total Benefits and Expenses  1,232,976 1,218,046      627,169    601,463

 Income before Federal Income Tax210,580 226,657 118,128 131,414

Federal Income Tax              64,085      69,291       35,641      39,884

 Net Income before Preferred Stock
 Dividends of Consolidated Subsidiary146,495    157,366  82,487  91,530

Dividends on Preferred Stock of
 Consolidated Subsidiary            785              -           785
             -
                Net Income  145,710  157,366     81,702   91,530
Dividends on Nonconvertible
 Preferred Stock                 1,163       3,375               -
      1,687

Net Income Applicable to Common Stock        $  144,547 $ 153,991
$    81,702      $  89,843

 Net Income per Common and
   Common Equivalent Share$        1.44 $       1.53 $          .82
$        .89

Cash Dividends per Common Share     $          .40 $       .365
$          .20  $    .1825

Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding During the Period          100,383     100,962       99,404
   101,033


See notes to condensed consolidated financial statements.
Item 1.  (continued)

                  PROVIDIAN CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Six Months Ended June 30                   1994          1993
                                      (Dollars in Thousands)

Net Cash Flows from Operations        $   444,899       460,980

Cash Flows from Investment Activities:
 Investments sold or matured            3,264,439     6,224,491
 Cost of securities and mortgage loans acquired      (4,125,223)
(7,158,847)
 Additions to operating property          (15,482)      (22,932)
 Net increase in consumer loans          (189,396)     (393,721)
 Proceeds from securitization of consumer loans         574,629  1,069,692
 Purchase of consumer loans               (49,289)     (535,937)
 Acquisition of subsidiary                      -       (59,363)
 All other investment activities              7,955        49,001

 Net Cash Flows used in Investment Activities(532,367) (827,616)

Cash Flows from Financing Activities:
 Net increase (decrease) in short-term
   borrowings                               7,433       (36,577)
 Policyholder contract deposits         1,487,385     1,341,468
 Withdrawals of policyholder contract deposits       (1,100,808) (839,182)
 Net decrease in banking deposits        (172,296)     (123,952)
 Issuance of long-term debt                30,000             -
 Repayment of long-term debt                  (26)      (35,126)
 Net borrowings from revolving line of credit          (175,000) (115,000)
 Issuance of preferred stock              100,000             -
 Redemption of preferred stock           (100,000)            -
 Purchase of common stock for treasury                  (97,071) -
 Dividends                                (42,657)      (40,233)
 Proceeds from exercise of stock options                  1,987
         2,215

 Net Cash Flows from Financing Activities     (61,053)     153,613

 Net Decrease in Cash and Cash Equivalents(148,521)    (213,023)

 Cash and Cash Equivalents at Beginning of Period     719,053      717,039

 Cash and Cash Equivalents at End of Period$   570,532 $   504,016


See notes to condensed consolidated financial statements.

Item 1.  (continued)

                  PROVIDIAN CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1993 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year ending December 31, 1994. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

B. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994 and classified substantially all of its securities as "available for sale" at that time. In accordance with SFAS No. 115, prior year financial statements have not been restated to reflect the change in accounting principle. As a result of the adoption of SFAS No. 115, the net unrealized investment gain
     (loss) component of shareholders' equity increased by $261,400,000 (net of an adjustment to deferred policy acquisition costs of $42,000,000 and deferred federal income taxes of $140,800,000) to reflect the January 1, 1994, net unrealized gains on securities classified as "available for sale" previously carried at amortized cost. The adoption of SFAS No. 115 had no effect on net income.

C. Realized investment loss for the six months ended June 30, 1994 includes a first quarter non-recurring charge of $52.4 million for an impaired investment in Granite Partners.

D. Per common and common equivalent share amounts have been calculated using net income after dividends on nonconvertible preferred stock, divided by the weighted average number of common and common equivalent shares outstanding during the three-month and six- month periods. Fully diluted net income per common share is not presented as it approximates net income per common and common equivalent share.

E. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1994 of $525.7 million. Total unsecured consumer receivables outstanding under securitization plans were $2.5 billion at June 30, 1994.



Item 1.  (continued)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


F. An analysis of the allowance for loan losses on consumer and mortgage loans for the six month periods ended June 30, 1994 and 1993 is as follows:

                                       Consumer
           Mortgage
     Six-Months Ended June 30    1994        1993       1994
    1993
                                   (Dollars in Thousands)

     Balance at beginning of period $ 75,061  $ 82,974 $ 51,362  $ 47,510
     Current period provision (a)14,083 36,542  12,440   19,227
     Current period chargeoffs,
       net of recoveries   (26,114)  (38,653)  (10,856) (17,466)
     Balance at end of period$ 63,030 $ 80,863 $ 52,946 $ 49,271

       (a) Includes the elimination of the allowance on consumer loans securitized without recourse of $18,823 and $5,138 in 1994 and 1993, respectively.

G. During June 1994, the Company issued $30.0 million of Series D medium-term notes with maturities of 10 years and interest rates ranging from 7.78% to 7.85%. Subsequent to June 30, 1994, the Company issued an additional $65.5 million of these notes with maturities ranging from 10 years to 21 years and interest rates ranging from 7.96% to 8.30%.

H. On March 2, 1994, the Company redeemed, at face value, all $100 million of its Adjustable Rate Cumulative Preferred Stock, Series F, at $100 per share plus accrued and unpaid dividends through the date of redemption. On May 12, 1994, Providian LLC, a subsidiary of the Company, completed the issuance of 4,000,000 shares of Cumulative Monthly Income Preferred Stock (MIPS) at $25 per share to replace the redeemed Series F Preferred Stock. The MIPS pays monthly dividends at an annual rate of 8.875 percent. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC.

I. In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which establishes accounting standards for creditors when a loan is deemed impaired. The Statement is primarily applicable to the commercial loan portfolio, as large groups of smaller balance homogenous loans such as credit card, consumer installment loans or residential mortgages are excluded. The Company is currently determining the impact of this Statement, which is required for calendar year 1995 financial statements. However, adoption is not expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Providian's net income for the quarter ended June 30, 1994 was $.82 per common and common equivalent share (hereinafter called "per common share"), down 7.9 percent from last year's $.89 per common share. Net income for the six months ended June 30, 1994 was $1.44 per common share, down 5.9 percent from last year's $1.53 per common share. Year to date net income includes pretax realized losses of $52.8 million, comprised of realized investment and securities gains of $12.0 million offset by provisions for mortgage loan losses of $12.4 million and the non-recurring first quarter write-off of our impaired investment in Granite Partners of $52.4 million.

Earnings, excluding realized investment gains and losses, net of related deferred acquisition cost amortization and tax and dividends on the preferred stock of a consolidated subsidiary, for the three months ended June 30, 1994 were $.93 per common share, up 8.1 percent from the $.86 per common share reported last year. Earnings year to date were $1.83 per common share, up 9.6 percent from the $1.67 reported in 1993. Strong growth in the Banking, Direct Response and Capital Management (formerly Accumulation and Investment) groups contributed to these results.

Revenues, as discussed hereinafter, exclude realized investment gains and losses. Consolidated revenues for the quarter were $761.3 million, up 4.1 percent from the $731.2 million in the prior year quarter and for the six months were $1,496.3 million, up 2.3 percent from 1993, primarily the result of higher investment income and consumer loan servicing fees. Consolidated premiums in the second quarter were $287.9 million, essentially even with 1993. Year to date premiums were down 3.1 percent to $579.3 million, primarily from lower life annuity sales in Capital Management as the Company continues to focus on writing business only at acceptable profit margins. Investment income is up 7.7 percent for the quarter and 6.1 percent for the six months due to growth in assets. Consumer loan servicing fees are up 37.4 percent for the quarter and 19.9 percent for the year due to an increase in average securitized balances being serviced by the Banking Group.

Agency Group pretax earnings for the six months were $92.2 million, down
2.9 percent from a year ago due to unfavorable mortality, lower investment portfolio yields and lower partnership earnings as a result of certain terminated partnership business. These unfavorable factors were partially offset by reduced operating expenses and favorable health morbidity. Life pretax earnings, which account for most of Agency Group income, declined
1.1 percent to $90.5 million, primarily due to unfavorable mortality partially offset by reduced expenses. Life profit margins, defined as pretax earnings as a percentage of mean policyholder reserves, were 8.0 percent, below 1993's margin of 8.3 percent, due to unfavorable mortality, declining investment yields and premium shortfall. Agency Group premiums were $219.0 million for the six months, down 2.1 percent, reflecting slow sales in the life and health product lines and some terminated partnership business. Life and health sales were down 16.7 percent, improved from first quarter but not fully recovered from the effect of the snow storms and other inclement weather in January and February. The combined life and health termination rate of 13.7 percent improved significantly from the prior year rate of 15.9 percent reflecting lower first year terminations related to the sales decline and improved conservation efforts.

Direct Response Group pretax earnings for the first six months of 1994 were $51.3 million, improved 12.8 percent over the same period in 1993, primarily resulting from a strong focus on cost management and losses recorded in 1993 on an investment in a small third-party administrator. Life, health and other pretax earnings increased 12.9 percent to $47.2 million while property and casualty pretax earnings of $4.1 million improved 11.2 percent over last year's $3.7 million. Life profit margins (defined as pretax earnings as a percentage of premium income) were 20.7 percent for the six month period, improved from last year's margin of 20.1 percent. Health profit margins (pretax earnings as a percentage of premium income) at 21.0 percent were also improved for the first six months of 1994 (19.9 percent in 1993). Both the life and health profit margins improved due to reduced spending resulting from cost management efforts. The property and casualty combined ratio (ratio of total dollars of claims and expenses incurred for each $100 of premiums) continues to show a positive trend at 105.3 percent compared to 106.0 percent for the first six months of 1993. Direct Response Group premiums were up
Item 2.   (continued)


2.6 percent to $340.6 million, primarily as a result of the January 1994 acquisition of a block of business from Skandia U.S. Insurance Company, an auto insurer specializing in the active-duty military market. Life premiums declined slightly from last year as growth was more than offset by the effects of a reinsurance agreement, while health premiums declined 7.6 percent despite improvements in persistency.

Banking Group continued its strong performance with pretax earnings of $70.3 million for the six months, up 24.4 percent from 1993 due to growth in total managed loans, increased fee-based income, lower cost of funds and lower overall credit losses. Total loans under management, including $2.5 billion of securitized receivables were $4.0 billion, up $456.6 million from June 1993. Secured Card product balances increased to $69.2 million compared to $29.4 million at June 30, 1993. First Gold product balances grew to $416.5 million and Select Equity balances grew to $370.4 million at June 30, 1994 compared to $120.5 million and $263.4 million, respectively, at June 30, 1993. Return on mean assets was 6.9 percent compared to 5.7 percent a year ago due to the growth in fee income, aggressive pricing and improved net credit losses. Loan loss reserves related to unsecured consumer receivables, excluding securitized receivables, were 5.6 percent compared to 6.2 percent at June 30, 1993 and 4.8 percent at year end 1993. Net credit losses related to unsecured consumer receivables, excluding securitized receivables, were 3.6 percent in 1994, compared to 4.7 percent for the same six month period of 1993 and 4.2 percent for the full year 1993. Balances past due 30 days or more related to unsecured consumer receivables, excluding those securitized, were even with June 30, 1993 at
2.3 percent compared to the 2.2 percent year end rate. The following table summarizes dollar amounts of unsecuritized problem consumer loans, as of June 30, 1994 and December 31, 1993:

                         June 30, 1994 December 31, 1993
                                      (Dollars in Millio
ns)

Non-accrual loans         $   5.5          $   8.0
Loans past due greater than 30 days   38.8        45.2
Total problem consumer loans$ 44.3          $ 53.2

There were no additional specifically identified loans that represented significant potential problems.

Capital Management pretax earnings for the six month period were $72.6 million, up 10.0 percent, primarily from increased volume of spread and fee-based business, partially offset by increased amortization of retail acquisition costs. Mean spread-based policyholder deposits, a key driver of profitability, grew by 7.2 percent during 1994. Profit margins on spread-based deposits (pretax earnings as a percentage of mean spread-based policyholder deposits) were 116 basis points for the first six months of 1994, down from 1993's 118 basis points and first quarter's margin of 121 basis points, a result of increases in short and intermediate term interest rates in the second quarter of 1994. These increases in short and intermediate term interest rates will continue to compress margins over the remainder of 1994. If rates continue to rise, the decline in margins will be more significant. At June 30, 1994, total spread- and fee-based policyholder deposits stood at $13.5 billion, up from $12.7 billion at December 31, 1993, a result of favorable institutional deposit growth. Institutional deposits grew $696.8 million, including $633.2 million in the short-indexed GIC and $156.7 million in the index-guaranteed Total Return Account Contract products. Retail spread-based deposits grew only $7.8 million year to date due to withdrawals resulting from the aggressive rate crediting strategy as the Company continues to emphasize profitability over volume growth. Fee-based variable annuities grew $96.3 million, despite lower stock market values during the year. In addition, the institutional fee-based Trust GIC, which is not reflected as a deposit on the Company's balance sheet, grew $2.2 billion to $6.7 billion as of June 30, 1994.

Cash and invested assets were $18.7 billion, essentially even with December 31, 1993. Excluding Banking Group, invested assets related to insurance operations were $17.0 billion compared to $16.7 billion at December 31, 1993. The distribution of invested assets at June 30, 1994 has not changed significantly from December 31, 1993. Exposure to below-investment grade bonds and preferred stocks
Item 2.  (continued)


at June 30, 1994 was 5.1 percent, compared to 4.6 percent at December 31, 1993. Additionally, there were no securities in the bond and preferred stock portfolio that were delinquent as to interest or dividends. While we experienced a significant impairment in the first quarter of 1994 in Granite Partners, default and loss experience in the remainder of the securities portfolio is good with no defaults and no other significant losses as a result of impairments in value during 1994.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of June 30, 1994, amounted to 6.27 percent of outstanding commercial loans, up from 5.12 percent at December 31, 1993, primarily due to the addition of one additional loan to the problem category. The industry average for problem commercial mortgage loans was
19.95 percent at March 31, 1994 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association
(MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.33 percent and 3.59 percent at June 30, 1994 and December 31, 1993, respectively. The MBA average for problem residential mortgage loans was 4.78 percent at March 31, 1994 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of June 30, 1994 and December 31, 1993 were as follows:

                                    Commercial Loans
      Residential Loans
                         June 30,December 31,June 30,December 31,
                           1994       1993        1994       1993
                                 (Dollars in Millions)
Non-accrual loans          $ 86.8      $ 64.3  $ 11.5    $ 12.6
Restructured loans,
   accruing interest         11.2         5.2       -          -
Total                                  $ 98.0  $ 69.5     $ 11.5 $ 12.6

As of June 30, 1994, there were approximately $35.0 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; we do not anticipate any material losses to arise from these loans.

As of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classified substantially all of its securities as "available for sale". Adoption of SFAS No. 115 has introduced additional volatility to reported shareholders' equity by reporting debt and equity securities at fair value while other assets and all liabilities are reported at historical cost. Thus, the following reported financial results do not represent the underlying economics since other assets and all liabilities are not reported at fair value. As a result of the adoption of SFAS No. 115, the net unrealized investment gain
(loss) component of shareholders' equity increased by $261.4 million at January 1, 1994. During the six months of 1994, the net unrealized gain
(loss) component of shareholders' equity, net of related adjustments to deferred policy acquisition costs and deferred federal income taxes, decreased by $471.7 million. The decrease resulted primarily from the increase in interest rates and by the realized investment and securities gains recognized during the first half of 1994.

Liquidity and Cash Flow

Net cash flows from operations were $444.9 million during the six-months, compared to $461.0 million last year. Commercial paper borrowings averaged $125.9 million during the six months at a weighted average interest rate of
3.79 percent. Commercial paper outstandings at June 30, 1994 were $99.1 million. The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions arise. First Deposit also maintains committed lines of credit as part of its liquidity management. At June 30, 1994 there were no outstanding borrowings under its $400 million revolving credit agreement. In addition, the Company's bond and stock portfolio of $11.2 billion at June 30, 1994 provides a significant source of short-term liquidity.

Item 2.  (continued)


During the second quarter, the Company issued $30.0 million of its Series D medium-term notes. Subsequent to June 30, 1994 an additional $65.5 million of the notes were issued bringing the total outstanding Series D medium term notes to $95.5 million.

During the six-months, the Company repurchased 3.0 million shares of its common stock at an average price of $32.36 per share. As described in Note H to the condensed consolidated financial statements, in the first quarter the Company redeemed all $100 million of its Adjustable Rate Cumulative Preferred
Stock, Series F. In May 1994, Providian LLC, a subsidiary of the Company, issued $100 million of Cumulative Monthly Income Preferred Stock (MIPS) paying monthly dividends at an annual rate of 8.875 percent. Providian LLC loaned the net proceeds from the issuance of the MIPS to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series F. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC.

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

     Not applicable

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:    None

             Reports:   On May 25, 1994, the Company filed a current
             report dated May 12, 1994, on Form 8-K, Item 5 (Other Events) and Item 7(c) (Exhibits). The report was in regard to the issuance by Providian LLC, a subsidiary of the Company, of 4,000,000 shares of 8.875 percent Cumulative Monthly Income Preferred Stock ("MIPS") at $25 per share. Also on May 12, 1994, Providian LLC loaned the net proceeds of the issuance of the MIPS to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Preferred Stock, Series F, which was redeemed on March 2, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Providian Corporation
                                            (Registrant)




Date:  August 12, 1994                     Robert L. Walker
                                  Senior Vice President - Finance
                                     and Chief Financial Officer



Date:  August 12, 1994                    Steven T. Downey
                                   Vice President and Controller