Form 10-Q
period 1994-09-30
PROVIDIAN CORP
filed 1994-11-14
CIK 17206

12
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
For the period ended  September 30, 1994
                               or
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


400 West Market Street, Louisville, Kentucky             40202
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code    (502) 560-
2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes  X  No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994.


                   Class                        Shares Outstandi
ng
Common Stock, $1.00 par value                     98,053,520





























                             1 of 12

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
             PROVIDIAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                  September 30,    December 31,
                                           1994            1993
                                    (Unaudited)
                                     (Dollars in Thousands)
Assets
Investments:
  Bonds and stocks, available
for sale                            $10,602,043     $         -
   (Amortized cost of
$11,066,371 in 1994)
  Bonds and stocks, trading              88,328               -
  Bonds and stocks, held for
investment                                    -       5,323,421
   (Market value of $5,767,618
in 1993)
  Bonds and stocks, actively
managed                                       -       5,711,777
   (Amortized cost of $5,687,876
in 1993)
  Commercial mortgage loans           2,625,924       2,558,466
  Residential mortgage loans          2,397,462       1,637,452
  Consumer loans                      1,729,818       1,867,944
  Policy loans                          379,008         351,507
  Other investments                     624,091         564,747
               Total Investments     18,446,674      18,015,314

  Cash and cash equivalents             712,846         719,053
  Deferred policy and loan            1,452,695       1,373,481
acquisition costs
  Value of insurance in force           279,017         283,509
purchased
  Goodwill                              224,063         230,183
  Separate account assets             1,326,818       1,446,238
  Other assets                          865,176         861,227
                    Total Assets    $23,307,289     $22,929,005

Liabilities and Shareholders'
Equity
Liabilities:
  Benefit reserves and other        $ 9,076,358     $ 8,858,749
policy liabilities
  Policyholder contract deposits      7,509,460       6,641,744
  Banking deposits                    1,400,999       1,491,767
  Separate account liabilities        1,326,818       1,446,238
  Long-term debt                        684,716         589,268
  Deferred federal income tax           171,712         360,425
  Other liabilities                     839,387       1,047,923
               Total Liabilities     21,009,450      20,436,114

Commitments and Contingencies

Preferred Stock of Consolidated         100,000               -
Subsidiary

Shareholders' Equity:
  Preferred stock, adjustable
rate                                          -         100,000
   cumulative, $100 face value
  Common stock, $1 par                  115,325         115,325
  Additional paid-in capital             57,089          57,053
  Net unrealized investment gain      (261,830)          17,204
(loss)
  Retained earnings                   2,465,894       2,295,974
  Common stock held in treasury
- - at cost:                            (172,977)        (89,289)
   1994-16,475,000 shares; 1993-
13,899,000
   shares
  Unearned restricted stock             (5,662)         (3,376)
      Total Shareholders' Equity      2,197,839       2,492,891
           Total Liabilities and    $23,307,289     $22,929,005
            Shareholders' Equity

See notes to condensed consolidated financial statements.

Item 1.  (continued)
             PROVIDIAN CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                  Nine Months         Three Months

Period Ended September         199       1993       1994       199
30                               4                               3
                             (Amounts in Thousands Except Per
                            Common and Common Equivalent Share)
Revenues:
  Premiums and other       $  862,   $  876,8    $282,99    $279,2
considerations                 339         18          5        29
  Investment income, net   1,190,1   1,099,25    409,909    359,54
of expenses                     37          0                    5
  Consumer loan            147,279    123,039     57,067    47,799
servicing fees
  Realized investment      (59,979   (24,576)    (7,196)    (7,050
loss                             )                               )
  Other income, net            66,       76,8      19,51      27,1
                               068         45          3        50
          Total Revenues   2,205,8   2,151,37    762,288    706,67
                                44          6                    3

Benefits and Expenses:
  Benefits and claims      653,358    636,647    219,913    199,16
                                                                 6
  Increase in benefit
and contract               478,930    445,281    171,600    148,34
   reserves                                                      4
  Commissions, net          55,185     57,154     17,689    17,495

  General,
administrative and other   379,483    383,609    126,991    124,13
   expenses, net                                                 1
  Amortization of
deferred policy
   and loan acquisition
costs, value               235,731    221,507     76,458    75,727
   of insurance in force
purchased
   and goodwill
  Interest expense             62,       54,1      19,68      15,4
                               622         42          2        31
      Total Benefits and    1,865,    1,798,3     632,33     580,2
                Expenses       309         40          3        94

   Income before Federal   340,535    353,036    129,955    126,37
              Income Tax                                         9

Federal Income Tax            106,      121,9      42,40      52,6
                               489         07          4        16

       Net Income before
         Preferred Stock   234,046    231,129     87,551    73,763
            Dividends of
 Consolidated Subsidiary

Dividends on Preferred
Stock of                        2,                  1,44
 Consolidated Subsidiary       228          -          3         -
              Net Income   231,818    231,129     86,108    73,763

Dividends on
Nonconvertible                  1,        5,0          -       1,6
 Preferred Stock               163         63                   88

Net Income Applicable to   $  230,   $  226,0    $ 86,10    $ 72,0
Common Stock                   655         66          8        75

   Net Income per Common
                     and   $     2   $     2.    $    .8    $    .
 Common Equivalent Share       .31         24          7        71

Cash Dividends per               $   $    .54    $    .2    $  .18
Common Share                   .60         75          0        25

Weighted Average Number
of Common and
 Common Equivalent             99,      101,0      98,81     101,2
Shares Outstanding             750         50          8        24
 During the Period

See notes to condensed consolidated financial statements.

Item 1.  (continued)

             PROVIDIAN CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Nine Months Ended September 30              1994            1993
                                       (Dollars in Thousands)

Net Cash Flows from Operations        $  801,657    $    779,998


Cash Flows from Investment
Activities:
  Investments sold or matured          4,378,953      10,014,866
  Cost of securities and mortgage    (5,383,333)    (10,987,984)
loans acquired
  Additions to operating property       (24,311)        (31,595)
  Net increase in consumer loans       (440,530)       (654,451)
  Proceeds from securitization of        574,629       1,469,204
consumer loans
  Purchase of consumer loans            (49,289)       (802,809)
  Acquisition of subsidiary                    -        (59,363)
  All other investment activities        (3,240)          56,143

 Net Cash Flows used in Investment     (940,641)       (995,989)
                        Activities

Cash Flows from Financing
Activities:
  Net increase (decrease) in short-       46,018        (62,989)
term borrowings
  Policyholder contract deposits       2,263,544       2,170,422
  Withdrawals of policyholder        (1,870,148)     (1,249,671)
contract deposits
  Net decrease in banking deposits      (90,768)        (74,681)
  Issuance of long-term debt              95,500               -
  Repayment of long-term debt               (52)        (35,152)
  Net borrowings from revolving        (155,000)        (23,000)
line of credit
  Issuance of preferred stock            100,000               -
  Redemption of preferred stock        (100,000)               -
  Purchase of common stock for          (97,071)               -
treasury
  Dividends                             (62,424)        (60,412)
  Proceeds from exercise of stock          3,178           6,677
options

     Net Cash Flows from Financing       132,777         671,194
                        Activities

   Net Increase (Decrease) in Cash       (6,207)         455,203
              and Cash Equivalents

      Cash and Cash Equivalents at       719,053         717,039
               Beginning of Period

  Cash and Cash Equivalents at End    $  712,846     $ 1,172,242
                         of Period

See notes to condensed consolidated financial statements.


Item 1.  (continued)

             PROVIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1993 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year ending December 31, 1994. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

C.   Realized investment loss for the nine months ended September
     30, 1994 includes a first quarter non-recurring charge of $52.4 million for an impaired investment in Granite
     Partners.

D. Per common and common equivalent share amounts have been calculated using net income after dividends on nonconvertible preferred stock, divided by the weighted average number of common and common equivalent shares outstanding during the three-month and nine-month periods. Fully diluted net income per common share is not presented as it approximates net income per common and common equivalent share.

E. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1994 of $525.7 million. Total unsecured consumer receivables outstanding under securitization plans were $2.4 billion at September 30, 1994.

F. An analysis of the allowance for loan losses on consumer and mortgage loans for the nine month periods ended September
     30, 1994 and 1993 is as follows:

                                   Consumer             Mortgag
                                                              e
Nine Months Ended            1994     1993      1994      1993
     September 30
                                  (Dollars in Thousands)

     Balance at beginning  $ 75,0    $ 82,9    $ 51,3    $ 47,5
     of period                 61        74        62        10
     Current period        25,667    45,037    15,412    29,129
     provision
     Current period
     chargeoffs, net        (37,0     (53,5     (15,0     (26,8
      of recoveries           95)       80)       92)       13)
     Balance at end of     $ 63,3    $ 74,4    $ 51,6    $ 49,8
     period                    33        31        82        26


G. During the nine months ended September 30, 1994, the Company issued $95.5 million of Series D medium-term notes with maturities ranging from 10 to 21 years and interest rates ranging from 7.78 to 8.30 percent. Subsequent to September 30, 1994, the Company issued an additional $11.0 million of these notes with maturities ranging from 10 to 12 years and interest rates ranging from 8.36 to 8.42 percent.

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

I. As a result of the Omnibus Budget Reconciliation Act of 1993, enacted on August 10, 1993 and retroactive to January 1, 1993, the federal statutory income tax rate increased to 35 percent from 34 percent. The effect of the change in tax legislation increased income tax expense by $15.5 million for the nine-month and three-month periods ended September 30, 1993.

J. In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which establishes accounting standards for creditors when a loan is deemed impaired. These Statements are primarily applicable to the commercial loan portfolio, as large groups of smaller balance homogenous loans such as credit card, consumer installment loans or residential mortgages are excluded. The Company has determined that the adoption of these Statements will not have a material effect on the Company's financial position or results of operations. The Company will adopt these Statements effective January 1, 1995.


Item 2.   Management's Discussion and Analysis of Financial
Condition and
     Results of Operations (continued)


Operations

Providian's net income for the quarter ended September 30, 1994 was $.87 per common and common equivalent share (hereinafter called "per common share"), up 22.5 percent from last year's $.71 per common share. Net income for the nine months ended September 30, 1994 was $2.31 per common share, up 3.1 percent from last year's $2.24 per common share. Net income for the quarter ended and nine months ended September 30, 1993 was reduced by an income tax charge of $15.5 million or $.15 per common share as a result of the passage of tax legislation on August 10, 1993, made retroactive to January 1, 1993. Included in the $.15 per share reduction in the 1993 net income were nonrecurring tax charges of $.14 per share for the quarter ended and $.11 per share for the nine months ended September 30, 1993, respectively, resulting from the one-time $.11 per share adjustment of deferred income taxes as of August 10, 1993 (the date of enactment) and $.03 per share for the retroactive adjustment of current taxes payable. Excluding the nonrecurring income tax impact, net income per common share increased 2.4 percent from the third quarter of 1993 and decreased 1.7 percent from the nine months of 1993. Year to date net income includes pretax realized losses of $60.0 million, comprised of realized investment and securities gains of $7.8 million offset by provisions for mortgage loan losses of $15.4 million and the nonrecurring first quarter write-off of our impaired investment in Granite Partners of $52.4 million.

Earnings, excluding realized investment gains and losses, net of related deferred acquisition cost amortization and tax and dividends on the preferred stock of a consolidated subsidiary, for the three months ended September 30, 1994 were $.95 per common share, up 6.7 percent from 1993 after excluding the nonrecurring income tax impact. Earnings year to date were $2.78 per common share, up 9.9 percent from 1993 after excluding the nonrecurring income tax impact. Strong growth in Providian Bancorp (formerly Banking Group) and Providian Direct Insurance (formerly Direct Response Group) contributed to these results.

Revenues, as discussed hereinafter, exclude realized investment gains and losses. Consolidated revenues for the quarter were $769.5 million, up 7.8 percent from the $713.7 million in the prior year quarter and for the nine months were $2,265.8 million, up 4.1 percent from 1993, primarily the result of higher investment income and increased consumer loan servicing fees. Consolidated premiums in the third quarter were $283.0 million, up 1.3 percent from 1993. Year to date premiums were down 1.7 percent to $862.3 million, primarily from lower life annuity sales in Providian Capital Management ("PCM") as they continued to focus on writing business only at acceptable profit margins. Investment income was up 14.0 percent for the quarter and 8.3 percent for the nine months due primarily to growth in assets. Consumer loan servicing fees were up 19.4 percent for the quarter and 19.7 percent for the year due to an increase in average securitized balances being serviced by Providian Bancorp ("PB").

Agency Group pretax earnings for the nine months were $138.2 million, down 4.4 percent from a year ago due to lower interest spreads resulting from declining investment yields and increased mortality reserves. These unfavorable factors were partially offset by continued reductions in operating costs and favorable core health claims experience. Management continues to introduce field management and profit improvement initiatives to enhance performance, including recent actions to reduce home office staff by six to ten percent during the fourth quarter of 1994. Life pretax earnings, which account for most of Agency Group's pretax earnings, declined 2.5 percent to $135.6 million, primarily due to unfavorable interest spreads offset partially by expense reductions, growth in partnership earnings and premium growth in the core business. Life profit margins, defined as pretax earnings as a percentage of mean policyholder reserves, were 7.9 percent, below 1993's margin of 8.4 percent, due to increased mortality reserves and narrowing interest spreads. Agency Group premiums were $330.0 million for the nine months, down 1.0 percent from prior year, reflecting the effects of terminated partnership business partially offset by growth in life business in force. Life and health annualized sales were down 10.5 percent, showing improvement from the first and second quarters, but not fully recovered from the effect of the snow storms and other inclement weather in January and February. The combined life and health termination rate of 14.5 percent improved significantly from the prior year rate of 16.1 percent reflecting continued emphasis on retention activities.

Providian Direct Insurance ("PDI") pretax earnings for the first nine months of 1994 were $81.7 million, improved 12.2 percent over the same period in 1993. These favorable results were due primarily to a strong focus on profit improvement initiatives, including premium rate increases for several life and health products, an ongoing emphasis on persistency improvement and cost

Item 2.   Management's Discussion and Analysis of Financial
Condition and
     Results of Operations (continued)


management and the effects of losses experienced in 1993 on the disposal of a small third-party administrator. Life, health and other pretax earnings increased 11.8 percent to $74.2 million while property and casualty pretax earnings of $7.5 million improved 15.8 percent over last year's $6.5 million. Life profit margins (defined as pretax earnings as a percentage of premium income) were 20.6 percent for the nine month period, improved from last year's margin of 20.4 percent. Health profit margins (defined as pretax earnings as a percentage of premium income) improved to 21.7 percent in the first nine months of 1994 from
20.5 percent in 1993. Both the life and health profit margins improved primarily due to reduced spending resulting from cost management efforts. The property and casualty combined ratio (defined as the ratio of total dollars of claims and expenses incurred for each $100 of premiums) continued to show a positive trend at 104.6 percent compared to 105.1 percent for the first nine months of 1993. PDI premiums were up 4.7 percent from the first nine months of 1993 to $510.3 million. This increase resulted primarily from a 24.1 percent increase in property and casualty premiums to $132.8 million driven by the January 1994 acquisition of a block of business from Skandia U.S. Insurance Company, an auto insurer specializing in the active-duty military market. Life premiums increased 3.0 percent from last year to $232.2 million, while health premiums declined 5.9 percent to $140.4 million despite a slight improvement in persistency.
Total PDI annualized premium sales increased 17.6 percent to $86.0 million through September, reflecting the positive results during the first nine months of 1994 of certain joint marketing arrangements and value-added product enhancements.

PBI continued its strong performance with pretax earnings of $108.7 million for the nine months, up 26.2 percent from 1993 due to strong interest margins and growth in total managed loans, increased fee-based income and lower overall credit losses.
Total loans under management, including $2.4 billion of securitized receivables were $4.2 billion, up $456.5 million from September 1993. Secured Card product balances increased to $85.1 million compared to $35.4 million at September 30, 1993. First Gold product balances grew to $498.9 million and Select Equity balances grew to $411.3 million at September 30, 1994, compared to $179.7 million and $283.3 million, respectively, at September 30, 1993. Return on mean assets was 6.8 percent compared to 5.5 percent a year ago due to stable net interest income, lower credit losses and an increase in fee income, primarily loan servicing fees. Loan loss reserves related to unsecured consumer receivables, excluding securitized receivables, were 4.5 percent compared to 5.4 percent at September 30, 1993, and 4.8 percent at year end 1993. Net credit losses related to unsecured consumer receivables, excluding securitized receivables, were 3.5 percent in 1994, compared to 4.4 percent for the same nine month period of 1993 and 4.2 percent for the full year 1993. Balances past due 30 days or more related to unsecured consumer receivables, excluding those securitized, were even with the year end 1993 rate at 2.2 percent, while improving slightly from the 2.3 percent rate at September 30, 1993. The following table summarizes dollar amounts of unsecuritized problem consumer loans, as of September 30, 1994 and December 31, 1993:

                              September       December
                                30,1994       31, 1993
                                (Dollars in Millions)
Non-accrual loans                 $ 6.8          $ 8.0
Loans past due greater             45.2           45.2
than 30 days
Total problem consumer            $52.0          $53.2
loans

There were no additional specifically identified loans that represented significant potential problems.

PCM pretax earnings for the nine month period were $105.8 million, up 5.1 percent over the same period last year, due primarily to a higher volume of spread and fee-based deposits and higher investment income, partially offset by higher credited rates and accelerated retail amortization due to lower interest spreads and higher lapse assumptions. Mean spread-based policyholder deposits, a key driver of profitability, grew by 8.5 percent during the first nine months of 1994 to $12.5 billion. Profit margins on spread-based deposits (defined as pretax earnings as a percentage of mean spread-based policyholder deposits) were 110 basis points for the first nine months of 1994, down from 1993's margin of 117 basis points and second quarter's margin of 116 basis points, due to increases in short and intermediate term interest rates in the second and third quarters of 1994. Such increases in short and intermediate term interest rates will continue to compress margins during the remainder of 1994. This decline in margins will likely become more significant if rates continue to rise. At September 30, 1994, total spread- and fee-based policyholder deposits stood at $13.7 billion, up from $12.7 billion at December 31, 1993, primarily the result of favorable institutional deposit growth. Institutional deposits grew $869.4 million from December 31, 1993, including a $1.0 billion increase in the short-indexed GIC

Item 2.   Management's Discussion and Analysis of Financial
Condition and
     Results of Operations (continued)


and a $184.2 million increase in the index-guaranteed Total Return Account Contract products, offset by a $355.0 million decrease in the long-indexed GIC as a result of management's decision to terminate these contracts due to the high cost of funds on the Treasury indexed GIC product relative to other products. Retail spread-based deposits grew only $2.6 million year to date due to withdrawals resulting from the aggressive rate crediting strategy as the Company continues to emphasize profitability over volume growth. Fee-based variable annuities grew $162.7 million from December 31, 1993. In addition, the institutional fee-based Trust GIC, which is not reflected as a deposit on the Company's balance sheet, grew $2.8 billion from year end 1993 to $7.3 billion as of September 30, 1994.

Cash and invested assets were $19.2 billion, up 2.2 percent from December 31, 1993. Excluding PB, invested assets related to insurance operations were $17.2 billion compared to $16.7 billion at December 31, 1993. The distribution of invested assets at September 30, 1994 has not changed significantly from December 31, 1993. Exposure to below-investment grade bonds, preferred stocks and investments in limited partnerships with below investment grade holdings at September 30, 1994 was 5.3 percent, compared to 4.9 percent at December 31, 1993. Additionally, there were no securities in the bond and preferred stock portfolio that were delinquent as to interest or dividends.
While we experienced a significant impairment in the first quarter of 1994 in Granite Partners, default and loss experience in the remainder of the securities portfolio was excellent with no defaults or other significant losses as a result of impairments in value during 1994.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of September 30, 1994, amounted to 6.07 percent of outstanding commercial loans, up from 5.12 percent at December 31, 1993, primarily due to additional loans added to the problem loan category. The industry average for problem commercial mortgage loans was 19.54 percent at June 30, 1994 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 2.82 percent and 3.59 percent at September 30, 1994 and December 31, 1993, respectively. The MBA average for problem residential mortgage loans was 5.10 percent at June 30, 1994 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of September 30, 1994 and December 31, 1993 were as follows:

                            Commercial              Residential
                          Loans                    Loans
                 September      December    September    December
                       30,           31,          30,         31,
                                     199            1
                      1994             3          994        1993
                             (Dollars in Millions)

Non-accrual         $ 90.3        $ 64.3        $ 8.9      $ 12.6
loans
Restructured
loans,                 4.3           5.2            -           -
  accruing
interest
Total               $ 94.6        $ 69.5        $ 8.9      $ 12.6

As of September 30, 1994, there were approximately $35.1 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; we do not anticipate any material losses to arise from these loans.

As of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classified substantially all of its securities as "available for sale". Adoption of SFAS No. 115 has introduced additional volatility to reported shareholders' equity by reporting debt and equity securities at fair value while other assets and all liabilities are reported at historical cost.
Thus, the following reported financial results do not represent the underlying economics since other assets and all liabilities are not reported at fair value. As a result of the adoption of SFAS No. 115, the net unrealized investment gain (loss) component of shareholders' equity increased by $261.4 million at January 1, 1994. During the nine months of 1994, the net unrealized gain
(loss) component of shareholders' equity, net of related adjustments to deferred policy acquisition costs and deferred federal income taxes, decreased by $540.4 million. The decrease resulted primarily from the increase in interest rates during the first nine months of 1994.


Item 2.   Management's Discussion and Analysis of Financial
Condition and
     Results of Operations (continued)


Liquidity and Cash Flow

Net cash flows from operations were $801.7 million during the nine months, compared to $780.0 million last year. Commercial paper borrowings averaged $107.7 million during the nine months at a weighted average interest rate of 3.97 percent. Commercial paper outstandings at September 30, 1994 were $49.7 million. The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions arise. PB also maintains committed lines of credit as part of its liquidity management. At September 30, 1994 borrowings under its $400 million revolving credit agreement amounted to $20 million. On October 14, 1994, PB entered into a new $500 million revolving credit agreement and terminated the existing $400 million facility. In addition, the Company's bond and stock portfolio of $10.7 billion at September 30, 1994 provides a significant source of short-term liquidity.

The Company issued $95.5 million of its Series D medium-term notes during the first nine months of 1994. Subsequent to September 30, 1994, an additional $11.0 million of these notes were issued bringing the total outstanding Series D medium-term notes to $106.5 million.

During the nine months, the Company repurchased 3.0 million shares of its common stock at an average price of $32.36 per share. In September, the Company announced its plans to repurchase approximately 2 million additional shares of its common stock over the next several months. Subsequent to September 30, 1994 and through November 4, 1994, the Company repurchased 793,500 additional shares at an average price of $30.99.

As described in Note H to the condensed consolidated financial statements, in the first quarter of 1994 the Company redeemed all $100 million of its Adjustable Rate Cumulative Preferred Stock, Series F. In May 1994, Providian LLC, a subsidiary of the Company, issued $100 million of Cumulative Monthly Income Preferred Stock (MIPS) paying monthly dividends at an annual rate of 8.875 percent. Providian LLC loaned the net proceeds from the issuance of the MIPS to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series F. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC.

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

     Reports:  None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Providian Corporation
                                            (Registrant)




Date:  November 11, 1994                   Robert L. Walker
                                  Senior Vice President - Finance
                                     and Chief Financial Officer



Date:  November 11, 1994                  Steven T. Downey
                                   Vice President and Controller