Form 10-K
PROVIDIAN CORP
filed 1995-03-30
CIK 17206

2
                        UNITED STATES
                 SECURITIES AND EXCHANGE
                 COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities
     Exchange Act of 1934
For the fiscal  year ended  December 31, 1994

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
the
     Securities Exchange Act of 1934
For the transition period from ____________________ to
     ___________________
Commission file Number  1-6701
PROVIDIAN
CORPORATION
(Exact name of registrant as specified in its charter)
Delaware                                    51-0108922
  (State or other jurisdiction of      (I.R.S.Employer
   incorporation or organization)      Identification No.)
Providian Center, 400 West Market Street, Louisville, Kentucky 40202
(Address of principal executive offices)                   (Zip Code)
    Registrant's telephone number, including area code
(502) 560 2000
Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
Title of each class                     on which registered
Common Stock, $1 par value              New York Stock Exchange
                                        Pacific Stock  Exchange
8 7/8% Cumulative Monthly Income
Preferred Shares*                       New York Stock Exchange
________________________________   ____________________________

*Issued by Providian LLC and the payment of dividends and payments on liquidation or redemption are guaranteed by Providian Corporation

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant as of March 15, 1995.
         Common Stock, $1 par value - $3,494,845,908
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1995.
         Common Stock, $1 par value - 97,079,053 shares DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report for the year ended December 31, 1994, are incorporated by reference into Parts I and II.
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 1995, are incorporated by reference into Part III.

PART 1

Item 1.   BUSINESS

                      ORGANIZATION AND SEGMENTS

Providian Corporation (the "Company"), an insurance and diversified financial services company based in Louisville, Kentucky, was incorporated in Delaware in 1969 by Commonwealth Life Insurance Company ("Commonwealth Life"). The objective was to achieve earnings growth through acquisitions of other insurance companies and, thus, effect economies of scale and the sharing of commonly needed resources, while preserving the strengths of acquired companies' marketing operations. The name of the Company was changed from Capital Holding Corporation to Providian Corporation effective May 12, 1994.
Through affiliates of its Providian Agency Group, Providian Direct Insurance and Providian Capital Management business units, the Company offers accumulation, life and annuity, accident and health and property and casualty insurance products. The Company's Providian Bancorp affiliates provide consumer loans, deposits and other banking and related services.
Providian Agency Group
By 1976, the Company had acquired Peoples Life Insurance Company ("Peoples Life") in Washington, D.C.; National Standard Life Insurance Company ("National Standard") in Orlando, Florida; Georgia International Life Insurance Company ("Georgia International") in Atlanta, Georgia; Home Security Life Insurance Company ("Home Security") in Durham, North Carolina; and several other companies that were subsequently merged into these affiliates. On October 1, 1985, Peoples Life and Home Security Life were merged to form Peoples Security Life Insurance Company ("Peoples Security") with headquarters in Durham. On March 31, 1987, the Company sold Georgia International to Southmark Corporation. On April 1, 1988, National Standard was merged into Commonwealth Life. On September 8, 1989, the Company acquired Southlife Holding Company and its primary operating companies, Public Savings Life Insurance Company ("Public Savings Insurance") and Security Trust Life Insurance Company ("Security Trust"). In December, 1991, the Company created Capital Security Life Insurance Company ("Capital Security"), as the successor to Public Savings Insurance. On November 14, 1991, the Company acquired Durham Corporation and its primary operating company, Durham Life Insurance Company ("Durham Life"), with headquarters in Raleigh, North Carolina. On September 30, 1994, Durham Life was merged into Peoples Security. Agency Group's business is conducted primarily through three affiliates: Commonwealth Life, Peoples Security and Capital Security.
Providian Direct Insurance


In 1979, Commonwealth Life's property and casualty operation was recapitalized, made a direct subsidiary of the Company and later renamed Capital Enterprise Insurance Company ("Capital Enterprise"). On December 31, 1986, the Company acquired Worldwide Underwriters Insurance Company ("Worldwide Insurance"), located in St. Louis, Missouri, and the personal lines property and casualty insurance business of the Wausau Insurance Companies. Concurrently, it made Capital Enterprise a direct subsidiary of Worldwide Insurance. These two affiliates, together with Capital Landmark Insurance Company, a subsidiary of Capital Enterprise, form the property and casualty line of business of the Providian Direct Insurance business unit. In January 1994, Worldwide Insurance acquired a block of property and casualty business from Skandia U.S. Insurance Company. National Liberty Corporation ("National Liberty") in Valley Forge, Pennsylvania, was acquired on January 14, 1981, and added a nationwide direct marketing operation to what previously had been a regional, agent based marketing system.


                              - 2 -
Item 1.   (continued)

In addition, National Home Life Assurance Company ("National Home"), domiciled in Missouri, was also acquired as National Liberty's primary operating company, together with its principal subsidiaries, Veterans Life Insurance Company ("Veterans Life") and National Home Life Insurance Company of New York ("National Home NY").

Effective January 15, 1993, Worldwide Insurance acquired Academy
Insurance Group ("Academy") and its affiliates. Academy principally markets life insurance to active duty military service personnel.

Providian Capital Management

In 1987, the institutional accumulation product business, previously managed in Providian Agency Group, and the retail accumulation product business, previously managed by National Liberty, were moved to the business unit formerly known as Accumulation and Investment Group (now Providian Capital Management). Affiliates of Providian Agency Group and Providian Direct Insurance offer these institutional and retail accumulation products. In addition to the marketing and management of accumulation (investment-type) products, Providian Capital Management manages the Company's insurance-related investment portfolios.

Providian Bancorp

In April, 1984, the Company acquired a controlling interest in First Deposit Corporation (which, in September 1994, changed its name to Providian Bancorp, Inc. "Providian Bancorp")), which owns a consumer bank (First Deposit National Bank) and in 1987 established a credit card bank (First Deposit National Credit Card Bank) which, in January 1995, changed its name to Providian National Bank. The Company's ownership of Providian Bancorp was increased each year until 1989 when the remaining shares were purchased. At December 31, 1994, the Company owned 100% of the common stock and 100% of the outstanding preferred stock of Providian Bancorp. These affiliates form the Providian Bancorp business unit.

Financial information about business segments is included in Item
7, Management's Discussion and Analysis of Financial Condition and
Results of Operations.
                            PRODUCTS

Insurance

Commonwealth Life, Peoples Security, Capital Security, National Home, Veterans Life, National Home NY and Academy write a variety of individual, nonparticipating life insurance products. These include universal life contracts, traditional and interest sensitive whole life insurance, term life insurance, endowments, accidental death and dismemberment coverage and premium waiver disability insurance.



                              - 3 -
Item 1.   (continued)

The following table reconciles total life insurance in force for the year ended December 31, 1994:


                                            Total Life Insurance
                                          (dollars in thousands)
In force at December 31, 1993                       $65,986,504
Sales and additions                                  13,855,647
                                                     79,842,151
Terminations:
  Surrender and Conversion                            2,056,274
  Lapse                                               9,752,858
  Reinsurance                                                 -
  Other
                                                      1,958,814
                  Subtotal                           13,767,946


In force at December 31, 1994                      $66,074,205(
                                                             1)

Number of policies in force before
  reinsurance ceded at December 31, 1994             1,859,284(
                                                             1)

(1)Reinsurance assumed has been included.  Reinsurance ceded has
not been    deducted.


Commonwealth Life, Peoples Security, Capital Security, National Home, Veterans Life, National Home NY and Academy also issue an assortment of individual accident and health insurance products. These include coverages for regular income during periods of hospitalization, scheduled reimbursement for specific hospital/surgical expenses and cancer treatments, hospice care, deductible and co-payment amounts not covered by other health insurance and lump sum payments for accidental death or dismemberment and provide benefits for death and injury resulting from an accident. Additionally, National Home and Academy offer a Medicare supplement product.

Worldwide Insurance, Capital Enterprise and their subsidiaries underwrite personal lines automobile, homeowners and umbrella liability coverages mainly for standard and preferred risks.

Accumulation

The institutional line of accumulation products, offered through Commonwealth Life, Peoples Security and National Home, consists of floating and fixed rate guaranteed investment contracts ("GICs"), Trust GICs and separate account products offered to institutional customers, including pension funds, banks, mutual funds and other organizations. The Trust GICs permit the plan sponsor to own and retain assets related to these contracts and Commonwealth Life and Peoples Security provide benefit responsiveness in the event that benefit requests and other contractual commitments exceed current cash flows.
Through National Home, Commonwealth Life and Peoples Security, the Company offers retail accumulation products including immediate life annuities (primarily structured settlements), variable annuities, single premium and flexible premium deferred annuities and individual retirement annuities. Single premium and





                              - 4 -
Item 1.   (continued)

flexible premium deferred annuities are offered at a fixed interest rate on either a fixed or indexed basis. In addition, flexible premium deferred annuities are offered on a variable contract basis.

Banking

Providian Bancorp affiliates offer both secured and unsecured loan accounts, as well as a broad range of deposit products. The receivables portfolio consists primarily of unsecured consumer loans which use a VISA or MasterCard credit card as the credit extension vehicle, a revolving cash loan product without a credit card, a savings deposit secured line of credit using a VISA or MasterCard credit card, a home equity secured loan product called Select Equity and insurance premium finance installment loans. Providian Bancorp affiliates also offer fee-based strategic protection products and services such as Credit Protection, Home Protection, First Health Advantagesm and DriveProsm. Deposit products include retail and institutional certificates of deposit and money market deposit accounts.


                            MARKETING

Providian Agency Group markets individual insurance products primarily through agents, who call on customers in their homes to sell policies and provide related services. Substantially all of the agents are employees of Agency Group affiliates and do not represent other insurers. Such representatives receive compensation from sales commissions, and from renewal and service commissions. The compensation arrangement is designed to reward representatives who not only sell new policies, but who also effectively maintain and service in-force business to meet Company sales and persistency objectives. In addition to its agent sales organization, marketing partnerships have also been formed whereby products are distributed through the insurance and marketing organizations of third parties.

Providian Direct Insurance primarily uses television and print media solicitation, direct mail, telephone and third-party programs to market its insurance products. Additional mail correspondence and telephone communications are used to follow up and close sales.
Sponsored marketing programs are conducted through major banks, oil companies, department stores, associations and other businesses with large customer bases. Products are marketed to active duty military personnel on military bases through Agents/Counselors. Property and casualty products are also marketed through a portion of the home service agents of Agency Group.
Institutional accumulation products of Providian Capital Management are marketed through a small sales staff, bank trustees, municipal GIC brokers, GIC fund managers, brokers and direct marketing. Retail products are marketed through financial planners, stock brokerage firms, pension consultants, savings and loan associations, banks and other financial institutions. Providian Bancorp's consumer loan and deposit products are primarily marketed using direct mail and telemarketing channels and other direct response methods. Installment loans are primarily marketed through independent third parties. Consumer credit products are also endorsed by, or offered in connection with the products or services of, unaffiliated third parties through joint marketing arrangements with such third parties.
The Company's Providian Agency Group affiliates concentrate their marketing efforts in the Southeast and Mid-Atlantic states, while the Providian Direct Insurance, Providian Capital Management and Providian Bancorp business units market their products nationwide.


                              - 5 -
Item 1.   (continued)


                              RISK

Risk is integral to insurance but, as is customary in the insurance business, risk exposure is kept within acceptable limits. The Company's subsidiaries retain no more than $1,000,000 of life insurance and $250,000 of accidental death benefits for any single life. Excess coverages are reinsured externally. At December 31, 1994, approximately $3.7 billion, or approximately 5.6 percent of total life insurance in force, was reinsured with nonaffiliated insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.

The Company's life insurance affiliates in many cases require evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy in accordance
with the application if the risk is acceptable.   Some applicants
who are substandard risks are rejected, but many are offered policies with higher premiums or restricted coverages. As of December 31, 1994, approximately 1.9 percent of life insurance in force was represented by risks which were substandard at the time the policy was issued. The majority of individual health insurance is Providian Direct Insurance business and written without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

Providian Bancorp's unsecured consumer loans are principally generated through direct mail solicitations sent to a prescreened list of prospective account holders, followed by credit verification. Four principles guide development of specific underwriting criteria for each mailing: (i) sufficient credit history; (ii) no unacceptable derogatory credit remarks; (iii) necessary income qualification; and (iv) no rapid increase in outstanding debt or credit availability.

Detailed discussions about the Company's investments and financial instruments are included in Notes C and D, respectively, to the Consolidated Financial Statements on pages 45-47 of the Company's 1994 Annual Report and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. As a diversified financial services company, many of the Company's assets and liabilities are monetary in nature and thus are sensitive to changes in the interest rate environment. Additional information about interest rate risk is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
                           REGULATION

Insurance

The business of the Company's insurance subsidiaries is subject to regulation and supervision by the insurance regulatory authority of each state in which the subsidiaries are licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe type and amount of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to


                              - 6 -
Item 1.   (continued)

examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the supervisory agencies.

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

Although the federal government does not directly regulate insurance business, except with respect to Medicare supplement plans, legislation and administration policies concerning premiums, age and gender discrimination, financial services and taxation, among other areas, can significantly affect the insurance business.

Banking

Providian Bancorp's consumer banking subsidiaries are subject to federal and state regulation with respect to lending and investment practices, capital requirements, and financial reporting. The primary regulator for these consumer banking subsidiaries is the Office of the Comptroller of the Currency.

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


                              - 7 -
Item 1.   (continued)

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


                           COMPETITION

The insurance industry is highly competitive with over 2,000 life insurance companies competing in the United States, some of which have substantially greater financial resources, broader product lines and larger staffs than the Company's insurance subsidiaries. Additionally, life insurance companies face increasing competition from banks, mutual funds and other financial entities for attracting investment funds.
The Company's insurance subsidiaries differentiate themselves through progressive marketing techniques, product features, price, customer service, stability and reputation, as well as competitive credit ratings. The insurance subsidiaries maintain their competitive position by their focus on low risk/high return markets and efficient cost structure. Other competitive strengths include integrated asset/liability management, risk management and innovative product engineering.
The credit card and consumer revolving loan industry business in which Providian Bancorp's subsidiaries are engaged is highly competitive. Over the past several years, the industry has experienced consolidation, lower growth and rising charge-offs. Competitors are increasing their use of advertising, target marketing, pricing competition and incentive programs, have implemented aggressive balance transfer programs to attract customers from other issuers and have announced changes in the terms of certain credit cards, including lowering the rate of interest charged on balances. In addition, other credit card issuers have announced "tiered" or "risk-adjusted" rates under which the annual percentage rate for the issuer's most creditworthy customers is lowered.
In response to the competitive environment, Providian Bancorp's subsidiaries have implemented a variety of new programs to attract and retain customers, including reducing interest rates on selected accounts. Providian Bancorp's subsidiaries have generally retained the right to alter various charges, fees and other terms with respect to consumer credit accounts. In addition, Providian Bancorp has experienced steady growth in its secured loan products and is increasing its efforts to offer its products to underserved markets.


                            EMPLOYEES

The total number of persons employed by the Company and its subsidiaries was approximately 8,985 as of December 31, 1994, including an agency sales force of 3,193. The Company has approximately 334 employees.




                              - 8 -
Item 1.   (continued)


                       FOREIGN OPERATIONS

Substantially all of the Company's operations are conducted in the United States.


ITEM 2.  PROPERTIES

Principal properties of the Company and its subsidiaries includes offices located in Louisville, Kentucky (Commonwealth Life), Valley Forge, Pennsylvania (National Liberty and Worldwide Insurance) and Pleasonton, California (Providian Bancorp), which are owned; and Louisville, Kentucky (Providian Corporation), Durham, North Carolina (Peoples Security and Capital Security) and San Francisco and San Ramon, California (Providian Bancorp), which are leased.


ITEM 3.  LEGAL PROCEEDINGS
The last subsection titled "Legal Proceedings," of Note K
Commitments and Contingencies on Page 55 of the 1994 Annual
Report is
incorporated by reference.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER
        MATTERS
    Common Stock Dividend and Market Data, and Quarterly Price Ranges of Common Stock and Dividends Per Common Share on page 34 of the Annual Report for the year ended December 31, 1994 are incorporated by reference.
Item 6. SELECTED FINANCIAL DATA
    Selected Financial Data on pages 16 and 17 of the Annual Report for the year ended December 31, 1994, is incorporated by reference.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND
        RESULTS OF OPERATIONS
    Consolidated Results and Analysis on pages 16 through 18, Results by Business Segment on pages 18, 19, and 23 through 32, Business Segment Data on pages 20 and 21, Supplemental Earnings Data on page 35 and Liquidity and Capital Resources and Inflation on pages 32 and 33 of the Annual Report for the year ended December 31, 1994, are incorporated by reference.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Consolidated Financial Statements of Providian Corporation and Subsidiaries included on pages 37 through 55 and Quarterly Financial Data on page 34 of the Annual Report for the year ended December 31, 1994, are incorporated by reference.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
        AND
        FINANCIAL DISCLOSURE

    None.

                             - 9 -
PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Election of Directors on pages 3 through 5 of the Proxy
    Statement for the Annual Meeting of Stockholders to be held May 5, 1995, is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age        Principal Occupation and Business
Experience
Irving W. Bailey II Chairman of the Board of Directors,
Age:  53            Providian Corporation, since November
1988,
                    and Chief Executive Officer, Providian
                    Corporation, since April 1988.  President,
                    Providian Corporation, from September 1987
                    to December 1994, and Chief Operating
                    Officer, Providian Corporation, September
                    1987 to April 1988.  Executive Vice
                    President and Chief Investment Officer,
                    Providian Corporation, from February
                    1981 to September 1987.
Shailesh J. Mehta   President and Chief Operating Officer,
Age:  45            Providian Corporation, since December
1994.
                    Executive Vice President, Providian
                    Corporation, from August 1993 to
                    December 1994.  Chairman and CEO,
                    Providian Direct Insurance from August
                    1993 to December 1994. Also, President
                    and CEO - Banking Group, Providian
                    Corporation, and Chairman of the Board,
                    President and Chief Executive Officer of
                    Providian Bancorp, Inc. and subsidiaries from April 1988 to January 1995. He served as Executive Vice President and Chief Operating Officer of Providian
                    Bancorp from March 1986 until his
                    election as CEO.

Robert L. Walker    Senior Vice President - Finance and
Chief
Age:  44            Financial Officer, Providian
Corporation,
                    since August 1993.  He served as Vice
                    President and General Counsel, Providian
                    Corporation, from December 1991 to
                    August 1993, and Vice President,
                    Corporate Tax, Providian Corporation,
                    from March 1988 to December 1991.

Steven T. Downey    Vice President and Controller, Providian
Age:  37            Corporation, since November 1993.  He
served
                    as Director, Finance and Accounting
                    Providian Capital Management, Providian
                    Corporation, from January 1993 to
                    November 1993, and Second Vice President and Assistant Controller from August
                    1991 to January 1993.  Prior to joining
                    Providian Corporation, he was with Ernst
                    & Young, Certified Public Accountants,
                    from 1978 to 1991.

James V. Elliott    Senior Vice President and General
Counsel,
Age:  50            Providian Corporation, since January
1995.
                    General Counsel, Providian Bancorp,
                    Inc., since 1989 and a Senior Vice
                    President, Providian Bancorp, Inc., from
                    March 1993 through December, 1994.
                    During 1993, he was also responsible for Providian Bancorp's emerging business operation.





                               - 10 -
EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name and Age        Principal Occupation and Business
Experience

Joseph M. Tumbler   President and CEO - Providian Capital
Age:  46            Management, Providian Corporation, since
                    November 1989.  He served as Senior Vice
                    President - Strategic Planning and
                    Corporate
                    Development, Providian Corporation, from
                    January 1988 to November 1989.  He
                    previously was with National Liberty
                    Corporation as Executive Vice President
                    Financial Marketing from September 1986
                    to January 1988.
Lawrence Pitterman  Senior Vice President of Administration,
Age:  47            Providian Corporation, since January
1991.
                    Previously with Providian Bancorp, Inc.
                    as Vice President, Human Resources, from
                    July 1990 to December 1990; Vice
                    President, Corporate Communications,
                    from 1989 to 1990; and Vice President,
                    First Deposit Savings Bank, from 1987 to
                    1989.

Lee Adrean          President - Agency Group, Providian
Age:  43            Corporation, since August 1993.  Chief
                    Executive Officer - Agency Group from
                    August 1993 to January 1995.  He served
                    as Senior Vice President, Planning and
                    Finance and Chief Financial Officer,
                    Providian Corporation, from December
                    1991 to August 1993, and Senior Vice
                    President, Strategic Planning and
                    Corporate Development, Providian
                    Corporation, from September 1990 to
                    August 1993.  Prior to joining Providian
                    Corporation, he was with Bain & Company,
                    Inc. from 1979 to 1990, serving as Vice
                    President, 1985 to 1990; Manager, 1982
                    to 1985; and Consultant, 1979 to 1982.

Elaine J. Robinson  Vice President and Treasurer, Providian
Age:  46            Corporation, since December 1991, Second
                    Vice President and Assistant Treasurer,
                    Providian Corporation, from November
                    1987 to December 1991, and Second Vice
                    President, Corporate Finance, Providian
                    Corporation, from August 1987 to
                    November 1987.

Bruce E. Ogle       Vice President and Corporate Auditor,
Age:  39            Providian Corporation, since 1989.  He
                    served as Director, Marketing Support
                    Agency Group, Providian Corporation,
                    from 1987 to 1988, and as Manager,
                    Computer Audit Function-Agency Group,
                    Providian Corporation, from 1984 to
                    1987.

Frederick        C. Vice President and Chief Investment
Officer, Kessell    Providian Capital Management, Providian
Age:  46            Corporation since May 1993.  Managing
                    Director, Chief Investment Officer
                    Providian Capital Management, Providian
                    Corporation, from May 1989 to May 1993,
                    and Vice President, Fixed Income
                    Securities Providian Capital Management,
                    Providian Corporation, from May 1985 to
                    May 1989.





                               - 11 -
Item 11.    EXECUTIVE COMPENSATION

  Compensation of Directors and Executive Officers on pages 6 through 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 1995, is incorporated by reference.
Item l2.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
    Security Ownership of Certain Beneficial Owners and Management on pages 1 and 2 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 1995, are incorporated by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    None.
PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

        (a)(1) and (2)--The response to these portions of Item
        14 is submitted as a separate section of this report.

        (a)(3)--The response to this portion of Item 14 is submitted as a separate section of this report.

        (b)On December 16, 1994 the Company filed a current report dated December 16, 1994 on Form 8-K, Item 5 (other events). This report was in regards to the Board of Directors electing Shailesh Mehta, President and Chief Operating Officer of the Company. He was also elected a Director of Providian. He had been Executive Vice President of Providian since August 1993 and serving as Chief Executive Officer of Providian Bancorp and Providian Direct Insurance. In his new position he will continue to oversee Providian Bancorp and Providian Direct Insurance as well as Providian Agency Group. Lee Adrean will remain President of Providian Agency Group.

    (c) Exhibits are submitted as a separate section of this report.

       (d)Financial statement schedules are submitted as a


        separate section of this report.


                             - 12 -



                            SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, and the Commonwealth of Kentucky, on the 15th day of February 1995:
                                        PROVIDIAN CORPORATION
                                        Irving W. Bailey II
                           Irving W. Bailey II
                              Chairman and
                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed bel ow by the following persons on behalf of the registrant in the capacities indicated on the 15th day of February 1995:

        SIGNATURE                                 TITLE
        Irving W. Bailey II             Chairman, Chief Executive
        Irving W. Bailey II                Officer and Director



        Shailesh Mehta                  President, Chief
Operating
        Shailesh Mehta                     Officer and Director



        Robert L. Walker                Senior Vice President
and
        Robert L. Walker                 Chief Financial Officer



        Steven T. Downey              Vice President and
Controller
        Steven T. Downey              (Principal Accounting
Officer)



                                                 Director
        John L. Clendenin



        John M. Cranor III                       Director
        John M. Cranor III



        Joseph F. Decosimo                       Director
        Joseph F. Decosimo



        Lyle Everingham                          Director
        Lyle Everingham



                             - 13 -
  SIGNATURE                                 TITLE
Raymond V. Gilmartin                       Director
Raymond V. Gilmartin



                J. David Grissom
                    Director
 J. David Grissom



   Watts Hill, Jr.
Director
   Watts Hill, Jr.



  F. Warren McFarlan
Director
  F. Warren McFarlan



   Martha R. Seger
Director
   Martha R. Seger



               Florence R. Skelly
                    Director
 Florence R. Skelly





  Director Larry D. Thompson





  Director John L. Weinberg









































                         - 14 -






                     ANNUAL REPORT ON FORM 10-K

ITEM l4(a)(1), (2) and (3), (c) and (d)

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                    STATEMENT SCHEDULES

                    FINANCIAL STATEMENT

                    SCHEDULES

                     LIST AND INDEX OF EXHIBITS

                    YEAR ENDED DECEMBER 31,

                    1994

                        PROVIDIAN CORPORATION
                        LOUISVILLE, KENTUCKY












                               - 15 -
FORM 10-K--ITEM 14(a)(1) and (2)

PROVIDIAN CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES The following Consolidated Financial Statements of Providian Corporation and Subsidiaries, included on pages 37 through 55 of the Annual Report for the year ended December 31, 1994, are incorporated by reference in Item 8:
                                                      Page
     Consolidated Statements of Income -
       Years Ended December 31, 1994, 1993 and 1992    37
     Consolidated Statements of Financial Condition -
       December 31, 1994 and 1993                   38 -
39

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1994, 1993 and 1992    40

     Consolidated Statements of Shareholders' Equity
       Years Ended December 31, 1994, 1993 and 1992    41

     Notes to Consolidated Financial Statements     42 -
55

The following financial statement schedules and the related Report of Independent Auditors are included in Item 14(d):

     Schedule    I - Summary of Investments - Other Than
Investments in
                     Related Parties
   Schedule   II - Condensed Financial Information of Registrant
     Schedule  III - Supplementary Insurance Information
     Schedule   IV - Reinsurance

Information required in Schedule V, "Valuation and Qualifying
Accounts," is included in Note C to the consolidated financial statements of Providian Corporation and subsidiaries, incorporated herein by reference.  All other schedules for which provision is made in the applicable accounting regulation of the Securities and

Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.







                               - 16 -

REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Providian Corporation



     We have audited the consolidated financial statements of Providian Corporation and subsidiaries listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providian Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.


ERNST & YOUNG LLP


Louisville, Kentucky
February 8, 1995







                                - 17 -

                                                December
31, 1994
Amount Shown
in Statement

Amortized Market        of Financial
                                                     Cost
Value             Condition
Type of Investment                              (000's
Omitted)

[S]                                             [C]
[C]              [C]
Securities available for sale:
  Debt securities:
    Bonds:
    US government & government agencies
$2,278,415       $2,152,582
$2,152,582
      State and municipal
637,551          634,899          634,899
      Foreign governments
192,843          176,896          176,896
      Public utilities
942,221          863,918          863,918
      Industrial and miscellaneous
6,233,105        5,901,241
5,901,241
    Total bonds
10,284,135
9,729,536        9,729,536
    Redeemable preferred stocks
15,382           14,913           14,913
        Total debt securities
10,299,517        9,744,449
9,744,449

  Equity securities:
    Common stocks:
      Industrial and miscellaneous
5,009            4,687            4,687
    Nonredeemable preferred stocks
606,279          552,546
552,546
      Total equity securities
611,288          557,233          557,233

Trading account securities
XXXXXXXXX          115,470
115,470

Commercial mortgage loans
2,649,664         XXXXXXXX
2,649,664
Residential mortgage loans
2,550,194         XXXXXXXX
2,550,194
Policy loans
390,639         XXXXXXXX          390,639
Consumer loans
2,269,531         XXXXXXXX        2,269,531
Real estate <F1>
70,847         XXXXXXXX           70,847
Other long-term investments
237,235         XXXXXXXX          237,235
Short-term investments
110,239         XXXXXXXX          110,239
Total Investments
$19,189,154                       $18,695,501
[FN]
<F1> Includes real estate taken in foreclosure of $60,726
in our
     mortgage loan portfolio.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
      [CAPTION]
PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
December 31

1994               1993

000's Omitted
                                                       [C]
[C]
[S]
Assets
  Cash and cash equivalents
$88,642                 $0
  Investments:
    Common stock
16                 16
    Investments in and advances
      to subsidiaries <F1>
2,673,071          2,921,792
    Short-term investments
14,404                  0
 Notes receivable from subsidiaries <F1>
364,202            364,061
Accrued interest and accounts receivable
    from subsidiaries
12,084              9,081
  Other assets
47,717             49,973

Total assets
3,200,136          3,344,923

Liabilities and Shareholders' Equity:

Liabilities
  Cash overdraft
$0               $783
  Notes, accounts payable and other
    liabilities to subsidiaries <F1>
199,109             75,539
  Short-term borrowings
49,711             49,870
  Other liabilities
72,464             67,350
  Long-term debt
694,250            587,750
Total liabilities
1,015,534            781,292
Redeemable cumulative preferred stock
  held by subsidiary <F1>
62,740             70,740

Shareholders' equity
  Preferred stock
0            100,000
  Common stock
115,325            115,325
  Additional paid-in capital
57,096             57,053
  Retained earnings
262,178            130,589
   Equity in undistributed earnings
    of subsidiaries
2,250,757          2,165,385
Equity in net unrealized investment gain
    (loss) of subsidiaries
(344,526)            17,204
Common stock held in treasury - at cost
(214,031)           (89,289)
  Unearned restricted stock
(4,937)            (3,376)
Total shareholders' equity
2,121,862          2,492,891

Total liabilities and shareholders' equity
$3,200,136         $3,344,923
[FN]
<F1> Eliminated in consolidation.

See notes to condensed financial statements.




SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

      [CAPTION]
PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME                       Year
Ended December 31

1994 1993                                            1992
                                                     000's
Omitted
                                                     [C]
[C]                [C]
[S]
Revenues
  Dividends from subsidiaries <F1>
$236,089           $199,687           $117,187
  Interest on notes receivable from
    subsidiaries <F1>
46,621             47,944             50,433
  Management and service fees <F1>
27,501             25,599             23,683
  Investment and other income, net
1,017              1,897                798

Total revenues
311,228            275,127
192,101

Expenses
  Operating expenses
40,182             37,996             37,438
  Interest expense
59,881             54,175             55,794
  Interest expense on notes payable to
    subsidiaries <F1>
12,606              5,790              6,908

Total expenses
112,669             97,961
100,140

Income before federal income tax
   benefit and equity in undistributed net
  income from subsidiaries
198,559            177,166
91,961

Federal income tax benefit
16,970             12,775              6,434

Income before equity in undistributed
  net income of subsidiaries
215,529            189,941
98,395

Equity in undistributed net income
  of subsidiaries
85,372            132,724            224,101

Net income
$300,901           $322,665
$322,496


[FN]
<F1> Eliminated in consolidation.

See notes to condensed financial statements.




SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
      [CAPTION]
PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
Year
Ended December 31

1994             1993           1992

000's Omitted
                                                       [C]
[C]             [C]
[S]
Net Cash Flows provided by Operating Activities
$223,269         $198,996       $102,613

Cash Flows from Investment Activities:
  Investments sold or matured
0                0          4,532
  Change in short term investments
(14,404)               0
0
    Changes in investments in and
    advances to subsidiaries <F1>
(26,741)        (102,015)
  (1,287) Changes in operating
  property
801           (2,155)        (5,197)
   All other investment activities, net
0              (28)           (79)

Net Cash Flows used in Investment
Activities (40,344)        (104,198)
(2,031)

Cash Flows from Financing Activities:
  Change in short-term borrowings
(159)             118            128 Issuance
  of long-term debt
106,500                0         65,000
  Repayment of long-term debt
0                0        (86,822)
  Redemption of preferred stock (100,000)
0              0
    Redemption of redeemable cumulative
    preferred stock <F1>
(8,000)          (6,120)        (2,320)
  Purchase of common stock for treasury
(138,790)               0              0
  Dividends
(81,988)         (80,600)       (73,511)
Proceeds from exercise of stock options
3,789            7,900          7,764
Change in notes payable to subsidiaries <F1>
125,148          (13,992)       (12,541)

Net Cash Flows used in Financing Activities
(93,500)         (92,694)      (102,302)

Net Increase (Decrease) in Cash and
Cash Equivalents or Cash Overdraft during Year
89,425            2,104         (1,720)
Cash Overdraft at Beginning of Year
(783)          (2,887)        (1,167)
Cash and Cash Equivalents (Cash Overdraft)
  at End of Year
$88,642            ($783)       ($2,887)


[FN]
<F1> Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF

REGISTRANT CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A  Basis of Presentation

In the parent company only condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since date of acquisition. Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation. These reclassifications had no significant effect on the Company's financial position or results of operations. The condensed financial statements of the parent company should be read in conjunction with the Consolidated Financial Statements and Notes of Providian Corporation and Subsidiaries.
Note B   Federal Income Tax
The Company files a consolidated federal income tax return with certain of its subsidiaries. The federal income tax benefit in the accompanying condensed financial statements reflects the Company's allocable share of the consolidated provision. See Note G to the Consolidated Financial Statements of Providian Corporation and Subsidiaries for a description of the components of the consolidated federal income tax provision.
Note C  Note Payable to Providian LLC
In May 1994, Providian LLC was formed and capitalized through the purchase of common shares by the Company. On May 12, 1994 Providian LLC completed the issuance of 4,000,000 shares of Cumulative Monthly Income Preferred Stock (MIPS) at $25 per share. The total proceeds of $126,600,000 from the issuance of the MIPS and the common stock were subsequently lent to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series F. The MIPS are redeemable at the option of Providian LLC (with the Company's consent) in whole or in part on or after May 31, 1999 at a redemption price of $25 per share plus accumulated and unpaid dividends. Upon liquidation of Providian LLC, the holders of the MIPS are entitled to $25 per share plus accumulated and unpaid dividends. The MIPS pays monthly dividends at an annual rate of 8.875 percent. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC. The note payable to Providian LLC is included in Notes, accounts payable and other liabilities to subsidiaries in the accompanying Condensed Statement of Financial Condition.
Note D   Long-Term Debt
Long-term debt of the Company at December 31, 1994 and 1993 consisted of Debentures and Notes in the amount of $694,250,000 and $587,750,000, respectively. See Note H to the Consolidated Financial Statements of Providian Corporation and Subsidiaries for a description of the terms and aggregate maturities of the Company's long-term debt.
Note E  Common Stock
In 1994, the Company announced plans to repurchase five million shares of the Company's common stock on the open market. Through December 31, 1994 the Company repurchased 4,334,400 shares at an aggregate cost of $138,791,000. Between January 1, 1995 and February 8, 1995, the Company repurchased an additional 422,200 shares at an aggregate cost of $13,882,000.
                               - 22 -
SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF

REGISTRANT CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note F  Preferred Stock

The Company has 6,000,000 shares of preferred stock, par value $5, authorized for issuance in series.




Redeemable Cumulative Preferred Stock Held By Subsidiary
The Company has designated 747,400 shares of preferred stock as redeemable cumulative preferred stock to be issued in different series with varying annual dividend rates. The shares outstanding at December 31, 1994 and 1993 were 627,400 and 707,400 respectively. The subsidiary has the right, on an annual basis, to waive receipt of dividends and has waived any dividends payable through 1994. The characteristics of the redeemable preferred stock are as follows:

                                   Shares outstanding
        Dividend    Shares    Year     at December 31     Period of
Series    rate   authorized  issued     1994     1993   redemption B
   12.25% 49,200   1980     49,200   57,400              1991-2000
   C     14.00%    105,000    1981    105,000  120,000   1992-
2001
   D     15.00%     80,000    1982     80,000   90,000   1993-
2002
   E     14.25%    120,000    1982    120,000  135,000   1993-
2002
   G     12.00%    224,000    1983    104,000  117,000   1993-
2002
   H     11.50%     90,000    1984     90,000  100,000   1994-
2003
   I     12.00%     79,200    1984     79,200   88,000   1994-
2003
                   747,400            627,400  707,400
Mandatory pro-rata sinking fund payments are required to redeem 10% of each series of redeemable preferred stock annually, beginning approximately ten years after issuance at $100 per share. As the shares are redeemed, they are retired thereby reducing the total authorized shares of each series. The Company redeemed the following shares of cumulative preferred stock in 1994: 8,200 of the Series B; 15,000 of the Series C; 10,000 of the Series D;
15,000 of the Series E; 13,000 of the Series G; 10,000 of Series H; and 8,800 of Series I. The aggregate amount of mandatory pro-rata sinking fund payments required for redemption of the redeemable preferred stock in each of the following years are: 1995- $8,000,000; 1996-$8,000,000; 1997$8,000,000, 1998-$8,000,000 and
1999-$8,000,000. The Company shall have the annual non-cumulative option to double any sinking fund payment subject to an aggregate limitation of 25% of the total issue. The redeemable preferred stock is non-callable for approximately ten years and callable thereafter at $105 per share plus accrued dividends. However, in the event the Company is required to obtain approval of a specified percentage of the holders of the issue to effect a merger, consolidation, or sale of assets and such approval is denied, then the Company may redeem the preferred stock in its entirety at $100 per share plus accrued dividends.
Noncumulative Convertible Junior Preferred Stock
Effective June 16, 1993, each outstanding share of Series J preferred stock was exchanged for 5.55 shares of the Company's common stock and all rights of the holders of Series J preferred stock, including the rights to receive dividends, were terminated.

Adjustable Rate Cumulative Preferred Stock
On March 2, 1994, the Company redeemed, at face value, all 1,000,000 shares of its Series F, Adjustable Rate Cumulative
Preferred Stock, at $100 per share plus accrued and unpaid dividends through the date of redemption.

                               - 23
SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note G   Management and Service Fees

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











































































                             - 24 -

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1994 - (000's Omitted)


Benefits,     Amortization
                                      Deferred
Policy                                      claims, and     of
deferred    Commissions
                                    policy & loan
and                           Net         increase in
policy          and
                                     acquisition        Benefit
Unearned     contract       Premium        investment
benefit       acquisition     expenses,    Premiums
              Segment                costs <F1>      reserves
<F2>    premiums      claims         income       income <F3>
reserves <F4>     costs <F5>      net <F3>    written
Providian Agency Group:
  Life                                   $806,236
$2,361,257       $0          $16,018        $347,778
$252,094        $249,374         $77,362       $94,497
  Health                                   74,739
102,130       0            14,207          62,417
9,256          43,825           6,596        15,749    $62,735
  Other product lines                       1,750
192,851       0             3,026          30,118
18,415          40,257             378        13,375      5,578
    Total                                 882,725
2,656,238       0            33,251         440,313
279,765         333,456          84,336       123,621
Providian Direct Insurance:
  Life                                    443,975
681,492            0       20,653         307,587
61,361         216,027          51,847        41,279
  Health                                  212,804
115,322            0       27,194         186,135
12,674          82,356          36,460        39,565    189,093
  Property & casualty                      48,146
0       52,913      118,788         176,479          15,809
142,396           8,742        33,561   175,056
  Other product lines                       7,271
31,773            0          804           6,412           3,563
5,986           1,124         6,079
     Total                                712,196
828,587       52,913      167,439         676,613
93,407         446,765          98,173       120,484

Providian Bancorp                          22,830
0            0            0               0         321,973
70,725          40,300       300,654
Providian Capital Management              145,442
12,641,385            0        1,900          24,658
840,999         681,508          42,319        47,665
Corporate and Other                         1,695
1,058            0          471            (396)         75,683
370           4,150        30,017
   Consolidated                        $1,764,888
$16,127,268      $52,913     $203,061      $1,141,188
$1,611,827      $1,532,824        $269,278      $622,441



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1993 - (000's Omitted)


Benefits,     Amortization
                                      Deferred
Policy                                   claims, and     of
deferred   Commissions
                                    policy & loan
and                         Net        increase in       policy
and
                                     acquisition       Benefit
Unearned   contract      Premium       investment      benefit
acquisition    expenses,    Premiums
              Segment                costs <F1>     reserves
<F2>   premiums    claims        income      income <F3>
reserves <F4>    costs <F5>     net <F3>      written
Providian Agency Group:
  Life                                   $766,988
$2,256,769         $0     $19,410       $344,392       $248,667
$239,279        $74,482       $95,682
  Health                                   71,791
101,864          0      13,733         65,472          9,459
47,131          6,956        15,323     $65,186
  Other product lines                       3,082
187,230          0       3,704         37,309         23,349
44,826            350        14,658      10,816
    Total                                 841,861
2,545,863          0      36,847        447,173        281,475
331,236         81,788       125,663
Providian Direct Insurance:
  Life                                    417,356
621,998          0      21,452        298,897         61,600
207,434         50,631        47,623
  Health                                  208,462
124,486          0      32,252        197,957         14,108
82,573         38,208        45,469     200,107
  Property & Casualty                      35,047
0     47,340     115,602        143,781         15,913
116,707          7,128        28,965     145,818
  Other product lines                      11,979
32,265          0       1,371          7,107          3,642
6,574          5,517        14,103
     Total                                672,844
778,749     47,340     170,677        647,742         95,263
413,288        101,484       136,160

Providian Bancorp                          33,092
0          0           0              0        316,831
84,714         81,416       235,438
Providian Capital Management              109,193
11,717,684          0       1,612         71,127        724,061
607,954         38,802        51,920
Corporate and Other                             0
4,233          0       2,162          1,642         43,816
(5,783)          (171)       24,523
   Consolidated                        $1,656,990
$15,046,529    $47,340    $211,298     $1,167,684     $1,461,446
$1,431,409       $303,319      $573,704


SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1992 - (000's Omitted)


Benefits,     Amortization
                                      Deferred
Policy                                    claims, and     of
deferred    Commissions
                                    policy & loan
and                         Net         increase in
policy          and
                                     acquisition        Benefit
Unearned    contract      Premium       investment       benefit
acquisition     expenses,    Premiums
Segment                              costs <F1>      reserves
<F2>   premiums     claims        income      income <F3>
reserves <F4>     costs <F5>     net <F3>     written
Providian Agency Group:
  Life                                   $724,334
$2,188,844         $0      $15,991       $332,028       $248,766
$231,592        $66,241      $100,455
  Health                                   70,386
93,835          0       14,195         64,656          9,192
47,967          7,423        16,126    $65,581
  Other product lines                       2,563
191,357          0        1,943         40,187         23,725
47,646            301        16,386     12,075
    Total                                 797,283
2,474,036          0       32,129        436,871        281,683
327,205         73,965       132,967
Providian Direct Insurance:
  Life                                    317,108
480,077          0       22,269        234,967         39,002
160,390         39,314        33,881
  Health                                  216,291
139,661          0       42,185        183,157         14,633
74,367         40,730        39,510    187,400
  Property & Casualty                      33,146
0     45,300      119,829        140,024         16,982
115,952          6,144        29,849    140,660
  Other product lines                      15,587
32,698          0        1,808          8,567          3,981
6,495          3,771        11,949
     Total                                582,132
652,436     45,300      186,091        566,715         74,598
357,204         89,959       115,189

Providian Bancorp                          43,253
0          0            0              0        324,200
108,540         46,063       213,376
Providian Capital Management              118,155
10,411,459          0          390        110,108        716,037
661,095         20,077        51,229
Corporate and Other                             0
10,514          0       13,077         76,331         57,024
41,278          5,282        56,968     61,579
   Consolidated                        $1,540,823
$13,548,445    $45,300     $231,687     $1,190,025
$1,453,542       $1,495,322       $235,346      $569,729



<F1> Includes value of insurance in force purchased
<F2> Includes policyholder contract deposits
<F3> See Note N to the Consolidated Financial Statements of
Providian Corporation and Subsidiaries for a description
     of the basis used in the allocation of net investment income and expenses.
<F4> Includes policyholder interest on investment-type
contracts, interest on banking deposits and interest on related hedging instruments.
<F5> Includes amortization of value of insurance in force
purchased.

SCHEDULE IV - REINSURANCE

PROVIDIAN CORPORATION AND SUBSIDIARIES

Percentage
                                                    Ceded to
Assumed                     of amount
                                       Gross           other
from other              Net   assumed to
                                      amount       companies
companies           amount   net amount
                            (000's Omitted Except Percentages)
Year Ended December 31, 1994

 Life insurance
  in force                       $56,344,224      $3,724,440
$9,729,981      $62,349,765         15.6%

 Premiums and other
  considerations
   Life insurance<F1>               $701,684         $35,807
$50,212         $716,089          7.0%
   Accident and health
    insurance                        256,859          58,886
50,647          248,620         20.4%
   Property and casualty
    insurance                        145,565           5,027
35,941          176,479         20.4%

 Total premiums                   $1,104,108         $99,720
$136,800       $1,141,188         12.0%

Year Ended December 31, 1993

 Life insurance
  in force                       $57,081,876      $4,617,457
$8,904,628      $61,369,047         14.5%

 Premiums and other
  considerations
   Life insurance<F1>               $735,784         $33,357
$45,045         $747,472          6.0%
   Accident and health
    insurance                        357,557         138,291
57,165          276,431         20.7%
   Property and casualty
    insurance                        137,610           3,303
9,474          143,781          6.6%

 Total premiums                   $1,230,951        $174,951
$111,684       $1,167,684          9.6%

Year Ended December 31, 1992

 Life insurance
  in force                       $47,992,676      $2,829,588
$10,269,734      $55,432,822         18.5%

 Premiums and other
  considerations
   Life insurance<F1>               $715,909         $37,833
$46,662         $724,738          6.4%
   Accident and health
    insurance                        383,828         110,711
50,169          323,286         15.5%
   Property and casualty
    insurance                        138,025           2,899
6,875          142,001          4.8%

 Total premiums                   $1,237,762        $151,443
$103,706       $1,190,025          8.7%

<F1>  Includes annuities.



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number
Page

     (3)      Certificate of Incorporation as          3.1
-
               amended on May 12, 1994.  (Provided
              as part of electronic transmission.)

     (3)      By-Laws of Providian Corporation as      3.2
-
              amended on February 17, 1988.
              (Incorporated by reference as Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, SEC File No. 1-6701.)

     (4)      Indenture dated April 1, 1983            4.1
-
               between the Company and Connecticut
              National Bank (as successor to National
              Westminster Bank USA) for Debt Securities (which now are 8 3/4% Sinking Fund Debentures due January 15, 2017 and Medium Term Notes due 1995 to 2022). (Incorporated by reference as Exhibit 4.2 to Registration Statement on Form S-3, Registration No. 2-82957 filed with the Commission on April 8, 1983.)

     (4)      Supplemental Indenture, dated            4.2
-
              September 1, 1989, between the
              Company and Connecticut National Bank (as successor to National Westminster Bank USA), Supplements the Indenture dated April 1, 1983, between the Company and Connecticut National Bank (as successor to National Westminster Bank USA). (Incorporated by reference as Exhibit 4.1 of Form 8-K dated September 18, 1989, SEC File No. 16701.)

     (4)      Providian Corporation 1987               4.3
-
              Shareholder Rights Agreement as
              amended on November 4, 1992. (Incorporated by reference as Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992, SEC File
              No. 1-6701.)
     (4)      Indenture between the Company and        4.4
-
              First Trust of New York (successor-
              in-interest to Morgan Guaranty Trust Company of New York), as Trustee, dated as of January 1, 1994. (Incorporated by reference as Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, SEC File No. 1-6701.)





                             - 29 -
FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number
Page

     (4)      Payment and Guarantee Agreement        4.5       -
              dated as of May 12, 1994 between
              Providian LLC and the Company. (Incorporated by reference as Exhibit 4.1 of Form 8-K dated May 12,
              1994, SEC File No. 1-6701.)

     (4)      Terms of the 8 7/8% Cumulative         4.6       -
              Monthly Income Preferred Stock dated
              as of May 15, 1994. (Incorporated by reference as Exhibit 4.2 of Form 8-K dated May 12, 1994, SEC
              File No. 1-6701.)

    (10)      Providian Corporation 1981 Stock       10.1      -
              Option Incentive Plan, through
              August 7, 1991.  (Incorporated by reference as
              Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, SEC File No. 1-6701.)*

    (10)      1991 amendments to 1981 Stock Option   10.2      -
              Incentive Plan and 1989 Stock Option
              Plan. (Incorporated by reference as Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1 6701.)*

    (10)      Providian Corporation 1981 Tax-        10.3
-
              Qualified Stock Option Plan, as
              amended.  (Incorporated by reference as Exhibit
              10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, SEC File No. 1-6701.)*

    (10)      Employment Agreement between the       10.4
-
              Company and Irving W. Bailey II.
              (Incorporated by reference as
              Exhibit 10.6 of the Company's
              Annual
              Report on Form 10-K for the year
              ended December 31, 1987, SEC File
              No. 1-6701.)*

    (10)      Descriptions of Company's Management   10.5      -
              Incentive Plan, Providian Bancorp's
              Annual Incentive Plan and
              Company's Long-Term Incentive
              Plan. (Incorporated by reference
              to the descriptions of the
              Incentive Compensation Plans as
              described on Pages 6 and 7 of the
              Proxy Statement for the Annual
              Meeting of Stockholders held May
              1, 1992, SEC File No. 1-6701.)*


                               - 30 -

FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number
Page

    (10)      Providian Corporation 1989 Stock       10.6      -
              Option Plan, through August 7, 1991.
              (Incorporated by reference as
              Exhibit 10.6 of the Company's
              Annual
              Report on Form 10-K for the year
              ended December 31, 1990, SEC File
              No. 1-6701.)*

    (10)      Amendment to Employment Agreement      10.7      -
               between the Company and Irving W.
              Bailey II. (Incorporated by reference as Exhibit 10.7 of the Company's Annual Report on
              Form 10-K for the year ended December 31, 1989,
              SEC File No. 1-6701.)*

    (10)      Employment Agreement between the       10.8      -
              Company and Joseph M. Tumbler.
              (Incorporated by reference as
              Exhibit 10.8 of the Company's
              Annual
              Report on Form 10-K for the year
              ended December 31, 1989, SEC File
              No. 1-6701.)*

    (10)      Employment Agreement between the       10.9      -
              Company and Lee Adrean, Shailesh J.
              Mehta and Lawrence Pitterman.
              (Incorporated by reference as
              Exhibit 10.9 of the Company's
              Annual
              Report on Form 10-K for the year
                ended December 31, 1990, SEC
                File
              No. 1-6701.)*
    (10)      Employment Agreements between the     10.10      -
              Company and Frederick C. Kessell and
              Robert L. Walker.  (Incorporated by reference as
              Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-6701.)*

    (10)      Providian Bancorp Equity Unit Plan.   10.11
-
              (Incorporated by reference as
              Exhibit 10.12 of the Company's Annual Report on
              Form 10-K for the year ended December 31, 1991,
              SEC File No. 1-6701.)*

    (10)      Providian Corporation Deferred        10.12
-
              Compensation Plan for Deferral of
              Payments under the Providian Corporation
              Management Incentive Plan. (Incorporated by reference as Exhibit 10.13 of the Company's Annual
              Report on Form 10-K for the year ended December
              31, 1991, SEC File No. 1-6701.)*



                             - 31 -
FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number
Page

    (10)      Providian Corporation Deferred        10.13      -
              Compensation Plan under the
              Providian Corporation Long-Term Incentive Plan. (Incorporated by reference as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-6701.)*

    (10)      Providian Bancorp Deferred            10.14      -
              Compensation Plan under the
              Providian Bancorp Annual Incentive Plan.
              (Incorporated by reference as Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File No. 1-6701.)*

    (10)      Descriptions of Providian             10.15      -
              Corporation Supplemental Non-
              qualified Thrift Savings Plan and Nonqualified Pension Agreements. (Incorporated by reference to the descriptions of the Retirement Plans and Thrift Savings Plan as described on pages 7 through 9 of the Proxy Statement for the Annual Meeting of Stockholders held May 1, 1992, SEC
              File No. 1-6701.)*

    (10)      Providian Corporation Stock           10.16
-
              Ownership Plan (Incorporated by
              reference as Exhibit 10.17 of the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1992, SEC File No. 1-6701.)*

    (10)      1994 Amendments to 1989 Stock Option  10.17
-
              Plan.  (Provided as part of
              electronic transmission.)*

    (10)      Employment Agreement between the      10.18      -
              Company and James V. Elliott.
              (Provided as part of electronic
              transmission.)*

    (10)      Operating and Policy Committee        10.19      -
              Deferred Compensation Plan.
              (Provided as part of electronic
              transmission.)*

    (12)      Computation of ratio of earnings to    12.1
34
               fixed charges (Provided as part of
              electronic transmission.)

    (13)      Portions of the Annual Report for      13.1      -
              the year ended December 31, 1994.
              (Provided as part of electronic
              transmission.)
                             - 32 -
FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number
Page
    (21)      List of subsidiaries.  (Provided as    21.1     36
              part of electronic transmission.)

    (23)      Consent of independent auditors.       23.1     39
              (Provided as part of electronic
              transmission.)

    (27)      Financial Data Schedule.  (Provided    27.1     40
              as part of electronic transmission.)

*  This  indicates  a  management
contract or  compensatory  plan  or
arrangement.




- 33 -








