Form 10-Q
period 1995-03-31
PROVIDIAN CORP
filed 1995-05-12
CIK 17206

8

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
For the period ended  March 31, 1995
                               or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995.


                   Class                        Shares Outstandi
ng
Common Stock, $1.00 par value                     96,441,163


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
     PROVIDIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   March 31, 1995
December 31,
                                                    (Unaudited)
1994
                                                   (Dollars in
Thousands)
Assets
Investments:
  Bonds and stocks, available for sale
   (Amortized cost of $10,981,536 and $10,910,805
     in 1995 and 1994, respectively)                $10,728,538
$10,301,682
  Bonds and stocks, trading
111,476         115,470
  Commercial mortgage loans                             2,695,066
2,649,664
  Residential mortgage loans                            2,816,784
2,550,194
  Consumer loans                                        2,780,958
2,269,531
  Policy loans
397,003         390,639
  Other investments
377,824         418,321
                               Total Investments      19,907,649
18,695,501

  Cash and cash equivalents
566,922         573,379
  Deferred policy and loan acquisition costs            1,497,438
1,491,422
  Value of insurance in force purchased
270,454         273,466
  Goodwill
219,997         222,035
  Separate account assets                               1,521,874
1,353,476
  Other assets
995,608      1,004,080
                                    Total Assets    $24,979,942
$23,613,359

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other policy liabilities     $  9,105,552
$  9,092,370
  Policyholder contract deposits                        7,633,126
7,421,604
  Banking deposits                                      1,942,152
1,680,450
  Separate account liabilities                          1,521,874
1,353,476
  Long-term debt
719,250         694,250
  Deferred federal income tax
274,210         149,831
  Other liabilities                                     1,325,161
999,516
                               Total Liabilities      22,521,325
21,391,497

Commitments and Contingencies

Preferred Stock of Consolidated Subsidiary
100,000         100,000

Shareholders' Equity:
  Common stock, $1 par
115,325         115,325
  Additional paid-in capital
57,648          57,096
  Net unrealized investment loss
(125,104)       (344,526)
  Retained earnings                                     2,559,328
2,512,935
  Common stock held in treasury - at cost:
    1995 - 18,612,000 shares;
    1994 - 17,789,000 shares
(243,217)       (214,031)
  Unearned restricted stock
(5,36           (4,937)
                      Total Shareholders' Equity        2,358,617
2,121,862
      Total Liabilities and Shareholders' Equity    $24,979,942
$23,613,359
See notes to condensed consolidated financial statements.
Item 1. (continued)
  PROVIDIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


Three Months Ended March 31                      1995        1994
                                               (Amounts in
Thousands
                                               Except Per Common
Share)
Revenues:
  Premiums and other considerations            $ 295,411   $
291,492
  Investment income, net of expenses              459,876
378,987
  Consumer loan servicing fees                      49,820
42,108
  Realized investment loss                         (34,156)
(36,733)
  Other income, net                                 26,601
22,405
                           Total Revenues         797,552
698,259

Benefits and Expenses:
  Benefits and claims                             228,634
217,901
  Increase in benefit and contract
    reserves                                      205,789
139,969
  Commissions, net                                  18,915
17,859
  General, administrative and other
    expenses, net                                 156,968
129,678
  Amortization of deferred policy
    and loan acquisition costs, value
    of insurance in force purchased
    and goodwill                                    59,131
81,164
  Interest expense                                  26,334
19,236
              Total Benefits and Expenses         695,771
605,807

         Income before Federal Income Tax         101,781
92,452

Federal Income Tax                                  30,652
28,444

        Net Income before Preferred Stock
     Dividends of Consolidated Subsidiary           71,129
64,008

Dividends on Preferred Stock of
  Consolidated Subsidiary                             1,442
- -

                               Net Income           69,687
64,008
Dividends on Nonconvertible
  Preferred Stock                                        -
1,163

Net Income Applicable to Common Stock          $   69,687  $
62,845

              Net Income per Common Share      $         .72 $
.62

Cash Dividends per Common Share                $       .225 $
.20

Weighted Average Number of Common Shares
  Outstanding During the Period                     97,167
101,052

See notes to condensed consolidated financial statements.

Item 1.  (continued)
          PROVIDIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31
1995          1994

(Dollars in Thousands)

Net Cash Flows provided by Operations                         $
403,135  $    233,085

Cash Flows from Investment Activities:
  Investments sold or matured
946,263    1,946,88
  Cost of securities and mortgage loans acquired
(1,215,174)   (2,490,451)
  Additions to operating property
(6,439)          (6,186)
  Net increase in consumer loans
(478,771)        (42,703)
  Securitization of consumer loans
- -             100,000
  Purchase of securitized consumer loans
(41,204)        (49,289)
  All other investment activities
2,444           6,529

              Net Cash Flows used in Investment Activities
(792,881)     (535,216)

Cash Flows from Financing Activities:
  Net increase in short-term borrowings
92,108       149,567
  Policyholder contract deposits
694,531    1,025,40
  Withdrawals of policyholder contract deposits
(709,288)      (661,607)
  Net increase (decrease) in banking deposits
261,702        (56,364)
  Issuance of long-term debt
25,000                    -
  Repayment of long-term debt
  Net borrowings from revolving line of credit
75,000             -
  Redemption of preferred stock
- -              (100,000)
  Purchase of common stock for treasury
(36,545)        (47,555)
  Dividends
(21,959)        (22,854)
  Proceeds from exercise of stock options
2,7 40          1,322

           Net Cash Flows provided by Financing Activities
383,289       287,883

                 Net Decrease in Cash and Cash Equivalents
(6,457)        (14,248)

          Cash and Cash Equivalents at Beginning of Period
573,379       719,053

                Cash and Cash Equivalents at End of Period    $
566,922  $    704,805

See notes to condensed consolidated financial statements.


Item 1.  (continued)

             PROVIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1994 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

B. Per common share amounts have been calculated using net income after dividends on nonconvertible preferred stock, divided by the weighted average number of common shares outstanding during the three-month period. Fully diluted net income per common share is not presented as it approximates net income per common share.

C. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans. There have been no securitizations under these plans during 1995. At March 31, 1995, there were $677.0 million of consumer loans in process of securitization. Total unsecured consumer receivables outstanding under securitization plans were $2.3 billion at March 31, 1995.

D. An analysis of the allowance for loan losses on consumer and mortgage loans for the three-month period ended March 31, 1995 and 1994 is as follows:

                                      Consumer          Mortgage

Three Months Ended March 31      1995     1994     1995     1994

                                     (Dollars in Thousands)

     Balance at beginning of   $ 76,21  $ 75,06  $ 52,20 $ 51,362
     period                          8        1        0
     Current period provision    8,451  (2,204)    2,749    8,748
     Current period
     chargeoffs,                (15,36   (14,65    (1,55   (6,673
       net of recoveries            7)       4)       9)        )
     Balance at end of period  $ 69,30  $ 58,20  $ 53,39 $ 53,437
                                     2        3        0

     Effective January 1, 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures." The following additional disclosures relate to the commercial loan portfolio, as large groups of smaller balance homogeneous loans such as credit card, consumer installment loans, or residential mortgages are excluded. At March 31, 1995, the recorded
Item 1.  (continued)


     investment in loans that are considered to be impaired under SFAS 114 was $97.8 million with related allowances for credit losses of $28.6 million. The average recorded investment in impaired loans during the three-months ended March 31, 1995 was $98.6 million. For the three-months ended March 31, 1995, the Company recognized $964 thousand of interest income on those impaired loans which included $66 thousand of interest income recognized using the cash basis method of income recognition.

E. During the three months ended March 31, 1995, the Company issued $25.0 million of Series D medium-term notes with maturities ranging from seven to 30 years and interest rates ranging from 7.89 to 8.53 percent. Subsequent to March 31, 1995 and through May 5, 1995, the Company issued an additional $11.0 million of these notes with maturities ranging from 20 to 30 years and interest rates ranging from
     8.34 to 8.46 percent.

F. During the three months ended March 31, 1995, the Company repurchased 1,062,000 shares of its common stock at an average price of $34.41 per share. Subsequent to March 31, 1995 and through May 5, 1995, the Company repurchased 391,600 additional shares at an average price of $34.63 per share.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


Operations

Providian's net income for the three months ended March 31, 1995 was $.72 per common share, up 16.1 percent from last year's $.62 per common share. Net income in 1995 includes pretax realized losses of $34.2 million, comprised of investment and securities losses of $31.4 million and $2.8 million in provisions for mortgage loan losses. Pretax realized losses for the three months ended March 31, 1994 were $36.7 million.

Earnings, excluding realized investment gains and losses, net of related deferred acquisition cost amortization and tax and dividends on the preferred stock of a consolidated subsidiary, for the three months ended March 31, 1995 were $.96 per common share, up 6.7 percent from the $.90 per common share reported last year. These earnings reflect the continued impact of the significant increase in interest rates experienced in 1994.

Revenues, as discussed hereinafter, exclude realized investment gains and losses. Consolidated revenues for the quarter were $831.7 million, up 13.2 percent from the $735.0 million in the prior year, primarily the result of higher investment income. Consolidated premiums were $295.4 million, up slightly from 1994, primarily from growth in life premium in force. Net investment income for the quarter was $459.9 million, an increase of 21.3 percent, reflecting higher yields and growth in assets over 1994.

Providian Agency Group's first quarter pretax earnings were $44.5 million, down 2.5 percent from first quarter 1994. Earnings decreased primarily due to unfavorable mortality experience, resulting from an increase in the number of large claims, and increased claims experience from health products. Positively impacting earnings were life premium growth, a continued favorable trend of decreased spending resulting from cost management initiatives and higher investment income. Individual life pretax earnings, which account for most of Providian Agency Group income, were down 3.4 percent to $43.6 million, primarily due to the unfavorable mortality experience. Total premiums increased $1.7 million due to growth in premium in force, reflecting continued strong persistency. Sales for the quarter were up 15.7 percent over a disappointing first quarter 1994, including a 15.1 percent improvement in life sales. Field management initiatives resulted in increased sales per agent partially offset by a decline in the number of working agents. The combined life and health policy termination rate of 14.1 percent has improved from the 14.5 percent rate for the full year 1994, although it is slightly unfavorable as compared to the excellent first quarter 1994 rate of 13.8 percent.

Providian Direct Insurance ("PDI") continued its solid performance with first quarter pretax earnings of $29.6 million, up 12.1 percent over first quarter 1994. The increase reflects the effect of continuing profit improvement initiatives including premium rate, claims and cost management efforts initiated throughout 1994 and into the first quarter of 1995, and the successful introduction of new products such as First Health Advantage. Life, health and other pretax earnings increased 10.9 percent to $26.7 million while property and casualty pretax earnings of $3.0 million were modestly above prior year results. Life profit margins (defined as pretax earnings as a percentage of premium income) were 22.5 percent, improved from last year's
22.2 percent due to lower operating expenses. Health profit margins (defined as pretax earnings as a percentage of premium income) were 21.3 percent, improved from last year's 20.4 percent due to lower expenses and favorable claims experience. The property and casualty combined ratio (defined as the ratio of total dollars of claims and expenses incurred for each $100 of premiums) continues to show a positive
Item 2.   (continued)


trend at 103.3 percent, compared to 104.2 percent for the first quarter of 1994, the result of reunderwriting and integration efforts in the military auto business. PDI premiums were up 2.1 percent to $173.2 million primarily due to the acquisition of a block of life business in March 1995. Life premiums increased
6.6 percent over last year due to growth in premium in force and the aforementioned purchase of business, while health premiums declined 2.3 percent as lapsations were not yet offset by increased sales and retention efforts. Total sales declined 3.2 percent from first quarter 1994 levels, as a significant improvement in health sales was offset by lower life sales to existing customers and lower property and casualty sales. However, direct life sales to new customers in the first quarter were up 17.8 percent.

Providian Bancorp's outstanding earnings growth continued with pretax earnings of $42.1 million for the quarter, up 28.0 percent from first quarter 1994. These results reflect continued growth in consumer receivable accounts and balances, strong margins and increased fee-based income. Total managed loans, including $2.3 billion of securitized receivables and $677.0 million in the process of securitization, were $5.1 billion at March 31, 1995, up 29.8 percent over first quarter 1994. The continued success of the Primary Lender strategy and the First Gold product has contributed strongly to the growth in unsecured receivables of $949.8 million since March 31, 1994. Unsecured receivable balances increased $338.4 million since December 31, 1994, a period in which balances would normally be expected to decline due to seasonality. The Primary Lender strategy, which offers custom-tailored services to fulfill the individual needs of valuable customers, is a significant reason for this increase. Additionally, the Select Equity loan portfolios reflected solid growth of $171.1 million over first quarter 1994. Return on mean assets was even with the first quarter 1994 rate of 5.9 percent. Loan loss reserves related to unsecured consumer receivables, excluding securitized receivables and those in the process of securitization, were 4.2 percent compared to 5.6 percent at March 31, 1994. Net credit losses for unsecured receivables (before securitization) were 4.3 percent for the quarter, improved from
5.2 percent for the same period last year. Balances past due greater than 30 days related to unsecured consumer receivables, excluding those previously securitized, increased to 3.2 percent compared to 1.9 percent last year and the 2.3 percent year end rate. The following table summarizes dollar amounts of unsecuritized problem consumer loans, as of March 31, 1995 and December 31, 1994:

                                     March 31,     December 31,
                                          1995             1994
                                     (Dollars in Millions)

Non-accrual loans                        $ 9.5            $ 7.2
Loans past due greater than 30            65.5             59.5
days
Total problem consumer loans             $75.0            $66.7

There were no additional specifically identified consumer loans that represented significant potential problems.

Providian Capital Management ("PCM") pretax earnings were $29.9 million for the first quarter, down 20.7 percent from the same period last year. The significant rise in interest rates throughout 1994 continues to compress margins, partially offset by asset growth and reduced amortization of retail acquisition costs. Profit margins on spread-based deposits for the quarter were 85 basis points, down from 121 basis points in first quarter 1994. Mean policyholder deposits, a key driver of profitability, grew by 6.1 percent during 1995. PCM is implementing its previously announced strategy to maintain
Item 2.   (continued)


institutional spread-based deposits approximately at year-end 1994 levels; however, balances grew $215.7 million during the quarter to offset the expected impact of maturities later in the year. PCM continues to focus on growing the fee-based and retail spread-based businesses. For the quarter, fee-based retail deposits grew $114.7 million to $1.1 billion due to sales of new products and asset appreciation. This represents a 33.8 percent increase from first quarter 1994 balances. Customer balances for the very successful fee-based Trust GIC products grew $1.1 billion during the first quarter. Total customer balances of $9.6 billion represent an increase of 74.2 percent over March 31, 1994. The growth reflects continuing interest for these innovative products. Retail spread-based deposits remained essentially unchanged during the quarter.

Cash and invested assets were $20.5 billion, up 6.3 percent from December 31, 1994. Excluding Providian Bancorp, invested assets related to insurance operations were $17.5 billion compared to $16.8 billion at December 31, 1994. The distribution of invested assets at March 31, 1995 has not changed significantly from December 31, 1994. Exposure to below investment grade bonds, preferred stocks and investments in limited partnerships with below investment grade characteristics at March 31, 1995 was 5.6 percent, compared to 5.5 percent at December 31, 1994. Default and loss experience in the securities portfolio is excellent with no defaults and no significant losses as a result of impairments this year. As of March 31, 1995, there were no securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the ACLI definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of March 31, 1995, amounted to
4.2 percent of outstanding commercial loans, down from 4.6 percent at December 31, 1994. The industry average for problem commercial mortgage loans was 18.4 percent at December 31, 1994 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 2.6 percent and 1.5 percent at March 31, 1995 and December 31, 1994, respectively. The MBA average for problem residential mortgage loans was 5.3 percent at December 31, 1994 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of March 31, 1995 and December 31, 1994 were as follows:

                         Commercial         Residential Loans
                         Loans
                   March     December    March 31,   December
                    31,      31, 1994      1995      31, 1994
                    1995
                             (Dollars in Millions)
Non-accrual loans    $56.0       $68.2       $22.0       $10.7
Restructured
loans,
accruing interest      4.0         4.3           -           -
                     $60.0       $72.5       $22.0       $10.7

As of March 31, 1995, there were approximately $33.1 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; the Company does not anticipate any material additional losses to arise from these loans.

Item 2.   (continued)


As a result of decreases in interest rates during the first quarter of 1995, the fair value of the Company's available for sale portfolio increased significantly from year-end values. Gross unrealized losses on this portfolio decreased by approximately $356.1 during this period, resulting in an increase of $219.4 in shareholders'equity.

Liquidity and Cash Flow

Net cash flows from operations were $403.1 million during the quarter, compared to $233.1 million last year. The increase over last year related to lower federal income taxes paid during the first quarter of 1995 as compared to 1994. Additionally, the increase was a result of higher investment income received due to higher yields and growth in assets offset by higher accruals for credited interest on policyholder deposits as a result of the higher interest rate environment. Commercial paper borrowings averaged $51.3 million during the quarter at a weighted average interest rate of 6.02 percent. Commercial paper outstandings at March 31, 1995 were $24.8 million. The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions materialize, and as back-up to the commercial paper program. At March 31, 1995 there were no borrowings under these lines of credit. In addition, the Company's bond and stock portfolio of $10.8 billion at March 31, 1995 provides a significant source of short-term liquidity.

Providian Bancorp analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a $500 million credit agreement. The agreement provides liquidity for the existing deposit base as well as satisfying short-term funding requirements. Outstanding borrowings under the agreement were $300.0 million at March 31, 1995.

The Company issued $25.0 million of its Series D medium-term notes during the first three months of 1995. Subsequent to March
31, 1995 and through May 5, 1995, the Company issued an additional $11.0 million of these notes.

During the first quarter, Providian repurchased 665,600 shares of its common stock to successfully complete the second of two repurchase programs announced in 1994 for a total of five million shares. In addition, 396,400 shares were repurchased during the first quarter related to the plan announced in March, 1995 to repurchase an additional two million shares. The first quarter repurchases of 1,062,000 shares were completed at an average price of $34.41 per share. Subsequent to March 31, 1995 and through May 5, 1995, the Company repurchased 391,600 additional shares at an average price of $34.63 per share.

Providian is a legal entity, separate and distinct from its subsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries.
PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to a number of lawsuits. Management believes that these suits will be resolved with no material financial impact to the Company.

Item 2.   Change in Securities

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on May 5, 1995. Following are the results of proposals voted upon at that meeting. As of the record date (March 10, 1995) there were 97,067,455 issued and outstanding shares eligible to vote.

Proposal 1:
John M. Cranor III, J. David Grissom, F. Warren McFarlan and
Martha R. Seger, Ph.D. were elected to the Board of Directors.
Below is the number of votes cast for or withheld for each director elected.

Name                                 For             Withhel
                                                        d
John M. Cranor III                 83,011,8          436,156
                                         12
J. David Grissom                   83,009,7          438,264
                                         04
F. Warren McFarlan                 83,002,6          445,335
                                         33
Martha R. Seger, Ph.D.             82,990,3          457,621
                                         47

Directors continuing to serve on the Board are Irving W. Bailey
II, John L. Clendenin, Raymond V. Gilmartin, Shailesh J. Mehta,
Joseph F. Decosimo, Lyle Everingham, Watts Hill, Jr. and Larry D.
Thompson.

Proposal 2:
The shareholders approved the adoption of the Company's 1995 Stock Option Plan. The 1995 Stock Option plan replaces the Company's 1989 Stock Option Plan. The results of the vote were 66,097,563 for, 16,476,224 against, and 874,181 abstained.

Proposal 3:
The shareholders approved the adoption of the Company's
Management Incentive Plan. The results of the vote were 76,513,430 for, 6,142,701 against, and 791,837 abstained.

PART II - OTHER INFORMATION (continued)


Proposal 4:
The shareholders approved an amendment to the Company's Stock Ownership Plan to reduce the aggregate number of shares of Common Stock which may be awarded from 3,600,000 to 2,000,000, increase the maximum number of matching shares of Restricted Stock which may be awarded to a participant under the Plan from 100 percent to 200 percent of a related grant of Nonrestricted Stock and to address tax deductibility limits imposed by the Omnibus Budget Reconciliation Act of 1993. The results of the vote were 76,147,941 for, 6,449,697 against, and 850,330 abstained.

Proposal 5:
The shareholders approved the appointment of Ernst & Young LLP as the Company's independent auditors. The results of the vote were 80,750,526 for, 2,102,641 against, and 594,801 abstained.

Item 5.   Other Information

Effective April 14, 1995 Lee Adrean, president of Providian Agency Group since 1993, resigned to accept the position of executive vice president and chief financial officer of First Data Corporation, a large financial services transactions processor located in New Jersey. Mr. Adrean joined Providian in 1990 as senior vice president, planning and corporate development. Prior to becoming Providian Agency Group's president, he was the Company's chief financial officer.

On April 24, 1995 the Company announced Joseph M. Tumbler, president of Providian Capital Management(PCM), resigned to accept a position as vice chairman at SunAmerica Inc., a financial services company headquartered in Los Angeles, California. Mr. Tumbler joined the Company in 1986 as executive vice president of National Liberty Corporation, a subsidiary of the Company. Prior to becoming president of PCM in 1989, he was head of strategic planning and development for the Company.

On May 5, 1995 Board of Directors elected William R. Gernert as president of PCM. Mr. Gernert joined the Company in 1980 and has been promoted to a number of positions within PCM with increasing responsibility, including investment officer and director of private placements. He managed PCM's institutional marketing between 1990 and 1992, became chief financial officer for the business in 1992 and reassumed responsibility for the institutional business, as well, in January 1995.

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

Reports:  None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Providian Corporation
                                            (Registrant)




Date:  May 12, 1995                        Robert L. Walker
                                  Senior Vice President - Finance
                                     and Chief Financial Officer



Date:  May 12, 1995                       Steven T. Downey
Vice President and Controller