Form 10-Q
period 1995-06-30
PROVIDIAN CORP
filed 1995-08-11
CIK 17206

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
For the period ended  June 30, 1995
                            or
[ ] Transition Report Pursuant to Section 13 or 15(d) of
theSecurities Exchange Act of 1934
For the transition period from     to

Commission file Number   1-6701

                          ProvidianCorporation
             (Exact name of Registrant as specified in its charter)

Delaware                                          51-0108922
(State or other jurisdiction of
(I.R.S. Employer Incorporation or organization)
Identification No.)

400 West Market Street, Louisville, Kentucky
40202
(Address of principal executive offices)
(Zip code)

Registrant's telephone number,including area code
(502)560-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995.

Class                                             Shares
Outstanding
Common Stock, $1.00 par value
95,278,533
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
           PROVIDIAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   June 30, 1995                    December 31,
                                   (Unaudited)                             1994
                                        (Dollars in Thousands)
Assets
Investments:
  Bonds and stocks, available for sale
   (Amortized cost of $10,941,441 and
   $10,910,805 in 1995 and 1994, respectively)$11,180,049          $10,301,682
  Bonds and stocks, trading                       120,949              115,470
  Commercial mortgage loans                     2,594,514            2,649,664
  Residential mortgage loans                    3,066,598            2,550,194
  Consumer loans                                2,234,797            2,269,531
  Policy loans                                    427,579              390,639
  Other investments                               542,002              418,321
               Total Investments               20,166,488           18,695,501

  Cash and cash equivalents                       714,425              573,379
  Deferred policy and loan acquisition costs    1,476,040            1,491,422
  Value of insurance in force purchased           265,252              273,466
  Goodwill                                        217,963              222,035
  Separate account assets                       1,681,137            1,353,476
  Other assets                                  1,220,927            1,004,080
            Total Assets                      $25,742,232          $23,613,359

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other
  policy liabilities                         $  9,890,599          $ 9,092,370
  Policyholder contract deposits                7,548,944            7,421,604
  Banking deposits                              1,587,247            1,680,450
  Separate account liabilities                  1,681,137            1,353,476
  Long-term debt                                  754,296              694,250
  Deferred federal income tax                     428,006              149,831
  Other liabilities                             1,098,883              999,516
                 Total Liabilities             22,989,112           21,391,497

Commitments and Contingencies

Preferred Stock of Consolidated Subsidiary        100,000              100,000

Shareholders' Equity:
  Common stock, $1 par                            115,325              115,325
  Additional paid-in capital                       54,249               57,096
  Net unrealized investment gain (loss)           153,139             (344,526)
  Retained earnings                             2,623,621            2,512,935
  Common stock held in treasury - at cost:
    1995 - 19,905,000 shares;
    1994 - 17,789,000 shares                     (288,275)            (214,031)
  Unearned restricted stock                        (4,939)              (4,937)
             Total Shareholders' Equity         2,653,120            2,121,862
Total Liabilities and Shareholders' Equity    $25,742,232          $23,613,359
See notes to condensed consolidated financial statements.
Item 1. (continued)
               PROVIDIAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                Six Months
Three Months
Period Ended June 30                    1995         1994     1995       1994
                                   (Amounts in Thousands
                                   Except Per Common Share)
Revenues:
  Premiums and other considerations   $605,995      $579,344 $310,584  $287,852
  Investment income, net of expenses   931,996       780,228  478,202   401,241
  Consumer loan servicing fees          98,323        90,212   48,503    48,104
  Realized investment loss             (50,288)      (52,783) (16,132)  (16,050)
  Other income, net                     67,909        46,555   35,226    24,150
           Total Revenues            1,653,935     1,443,556  856,383   745,297

Benefits and Expenses:
  Benefits and claims                  451,210      433,445   222,576   215,544
  Increase in benefit and contract
    reserves                           439,974      307,330   234,185   167,361
  Commissions, net                      40,431       37,496    21,516    19,637
  General, administrative and other
    expenses, net                      319,757      252,492   162,789   122,814
  Amortization of deferred policy
    and loan acquisition costs, value
    of insurance in force purchased
    and goodwill                       122,796      159,273    63,665    78,109
  Interest expense                      54,716       42,940    28,382    23,704
     Total Benefits and Expenses     1,428,884    1,232,976   733,113   627,169

Income before Federal Income Tax       225,051      210,580   123,270   118,128

Federal Income Tax                      68,323       64,085    37,671    35,641

Net Income before Preferred Stock
Dividends of Consolidated Subsidiary   156,728      146,495    85,599    82,487

Dividends on Preferred Stock of
  Consolidated Subsidiary               2,885           785    1,443       785

                    Net Income        153,843       145,710   84,156    81,702
Dividends on Nonconvertible
  Preferred Stock                                     1,163

Net Income Applicable
to Common Stock                      $153,843      $144,547  $84,156   $81,702

Net Income per Common Share             $1.59        $1.44      $.88      $.82
Cash Dividends per Common Share        $  .45       $  .40      $.225     $.20

Weighted Average Number of
Common SharesOutstanding
During the Period                      96,663      100,383     96,163    99,404

See notes to condensed consolidated financial statements.
Item 1.  (continued)
               PROVIDIAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ended June 30                1995           1994
                                         (Dollars in Thousands)

Net Cash Flows provided by Operations    $705,801            $   463,709

Cash Flows from Investment Activities:
  Investments sold or matured           2,204,494              3,264,439
  Cost of securities and
  mortgage loans acquired             (2,286,764)             (4,125,223)
  Additions to operating property        (14,179)                (15,482)
  Net increase in consumer loans      (1,067,085)               (170,712)
  Securitization of consumer loans     1,324,443                 574,629
  Purchase of consumer loans           (241,204)                 (49,289)
  All other investment activities       (17,106)                   7,955

Net Cash Flows used
in Investment Activities                (97,401)                 (513,683)

Cash Flows from Financing Activities:
Net decrease in short-term borrowings    (1,822)                 (167,567)
  Policyholder contract deposits      1,214,364                 1,625,522
  Withdrawals of policyholder
  contract deposits                  (1,521,235)               (1,257,755)
  Net decrease in banking deposits      (93,203)                 (190,980)
  Issuance of long-term debt             84,035                    30,000
  Repayment of long-term debt          (24,000)                       (26)
  Issuance of preferred stock              --                      100,000
  Redemption of preferred stock           --                     (100,000)
  Purchase of common stock
  for treasury                         (87,932)                   (97,071)
  Dividends                            (43,633)                   (42,657)
  Proceeds from exercise of
  stock options                          6,072                      1,987

  Net Cash Flows used in
  Financing Activities               (467,354)                    (98,547)

Net Increase (Decrease) in Cash
and Cash Equivalents                  141,046                     (148,521)

Cash and Cash Equivalents
at Beginning of Period                573,379                      719,053

Cash and Cash Equivalents
at End of Period                     $714,425                    $570,532

See notes to condensed consolidated financial statements.
Item 1.  (continued)
           PROVIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A.  The accompanying unaudited condensed
   consolidatedfinancial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1994 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the sixmonth period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. These unaudited condensedconsolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

B. Per common share amounts have been calculated using netincome after dividends on nonconvertible preferred stock, divided by the weighted average number of common shares outstanding during the three month and six month periods. Fully diluted net income per common share is not presented as it approximates net income per common share.

C. Consumer loans have been reduced by the sale, withoutrecourse, of unsecured receivables under asset securitization plans during 1995 of $1.1 billion. Total unsecured consumer receivables outstanding under securitization plans were $3.3 billion at June 30, 1995.
   In addition, there were $87.5 million of consumer loans in the process of securitization at June 30, 1995.

D.   An analysis of the allowance for loan losses on
consumerand mortgage loans for the six  month periods ended
June 30, 1995 and 1994 is as follows:
                                     Consumer                 Mortgage
Six Months Ended June 30          1995      1994        1995         1994
                                        (Dollars in Thousands)

Balance at beginning of period   $76,218  $75,061     $52,200       $51,362
Current period provision          18,580   14,083       8,144        12,440
Current period chargeoffs,
     net of recoveries          (31,589)  (26,114)   (14,507)        (10,856)
Balance at end of period        $63,209   $63,030    $45,837         $52,946




E. During the six months ended June 30, 1995, the Companyissued $84.035 million of Series D medium-term notes with maturities ranging from seven to 30 years and interest rates ranging from 6.85 percent to 8.53 percent. The proceeds from these debt issuances are being used to fund 1995 maturities of long-term debt.
     In addition, Series A mediumterm notes totaling $24.0 million matured during June 1995. Subsequent to June 30, 1995 and through August 8, 1995, an additional $55.0 million of Series A mediumterm notes matured


     .
F.   During the six months ended June 30, 1995, the
     Companyrepurchased 2,514,700 shares of its     common
     stock at an average price of $34.97 per share. During
     July,  the Company repurchased    150,900 additional
     shares at an average price of $36.94 per share, completing the repurchase program announced in March
     1995.
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations



This item presents specific comments on material changes to the Company's results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

Results of Operations
The following discussion compares the results of operations for the six months ended June 30, 1995 to the six months ended June 30, 1994. The nature and reasons for any significant variations between the quarters ended June 30, 1995 and June 30, 1994 are the same as those discussed below for therespective six month periods, except where otherwise noted herein.

Consolidated Results
Providian's net income for the quarter ended June 30, 1995 was $.88 per common share, up 7.3 percent from the $.82 per common share reported last year. Net income for the six months ended June 30, 1995 was $1.59 per common share, up
10.4 percent from 1994. Net income for the six months endedJune 30, 1995 includes pretax realized losses of $50.3 million, comprised of realized losses on investment and securities transactions of $42.2 million and $8.1 million in provisions for mortgage loan losses.

Earnings, as discussed herein, exclude realized investment losses, net of related deferred acquisition cost amortization and tax, and dividends on the preferred stock of a consolidated subsidiary. Earnings for the three months ended June 30, 1995 were $1.00 per common share, up 7.5 percent from the same period last year. Earnings year to date were $1.96 per common share, up 7.1 percent from the $1.83 per common share reported in 1994. he discussion included under "Business Segment Results" highlights the key items contributing to the growth in earnings by each business group.

Revenues, as discussed herein, exclude realized investment losses. Consolidated revenues for the six months were $1.7 billion, up 13.9 percent from the $1.5 billion reported in the prior year, primarily due to increases in investment income, premiums and other considerations and other income. The increase in investment income of $151.8 million, or 19.5 percent, is attributable to the effect of the higher interest rate environment on yields and growth in invested assets. Premiums and other considerations increased by $26.7 million, or 4.6 percent, primarily from growth in life premium in force and life annuity sales. Other income increased by $21.4 million primarily due to growth in fee-based income.

Total benefits and expenses for the six months ended June 30, 1995 were up $195.9 million, or 15.9 percent, over the same period in the prior year. This increase was the result of increases in benefit and contract reserves, general, administrative and other expenses and interest expense, offset slightly by a decrease in amortization of deferred policy and loan acquisition costs. Benefit and contract reserves increased by $132.6 million, or 43.2 percent, during 1995 due to higher accruals for credited interest on policyholder balances resulting from the higher interest rate environment during the first six months of 1995 as compared to 1994. General, administrative and other expenses are up by $67.3 million, or 26.6 percent, due to growth in business volume and the reduction in the deferral of acquisition costs at Providian Bancorp. This explanation also accounts for the
22.9 percent decrease from the prior year in the amortization line. Interest expense is up $11.8 million, or 27.4 percent, due to increased levels of corporate debt and higher interest rates on short-term borrowings in 1995 as compared to 1994.


Business Segment Results

Providian Agency Group

Providian Agency Group pretax earnings were $90.3 million for the six month period ended June 30, 1995, down 2.1 percent from the same period in 1994. Earnings decreased primarily due to higher mortality levels, resulting from an increase in the number of large claims, increased cancer claims experience andthe expected narrowing of interest spreads. Partially offsetting these factors were life premium growth, the continued benefit of cost management initiatives and higher investment income.

Individual life pretax earnings, which account for most of Providian Agency Group income, were $87.9 million, down 2.9 percent from the prior year. Life premiums were up $8.4 million, or 4.9 percent, due to growth in premium in force. Sales for the six months were up 7.7 percent over 1994, including an 8.6 percent improvement in life sales. Field management initiatives resulted in increased sales per agent over 1994 levels. The combined life and health policy termination rate of 13.9 percent has improved from the 14.5 percent rate for the full year 1994, although it is slightly higher than the six month 1994 rate of 13.7 percent.

Providian Direct Insurance

Providian Direct Insurance ("PDI") continued its solid performance with pretax earnings of $57.0 million for the six month period ended June 30, 1995, up 11.1 percent over the same period in 1994. The increase reflects growth in life premiums and fee-based product income, and a continued focus on cost management.

Life, Health and Other pretax earnings increased 11.0 percent to $52.4 million. Property and Casualty pretax earnings of $4.6 million were improved from prior year results despite losses of $1.1 million from second quarter hail storms in Texas and the Southeast. Life profit margins (defined as pretax earnings as a percentage of premium income) were 22.2 percent, improved from last year's 20.7 percent due to lower operating expenses. Health profit margins (defined as pretax earnings as a percentage of premium income) were 21.4 percent, up slightly from last year due to lower operating expenses and fee-based product growth. The Property and Casualty combined ratio (defined as the ratio of total dollars of claims and expenses incurred for each $100 of premiums) continues to show a positive trend at 104.9 percent, compared to 105.3 percent for the second quarter of 1994, the result of reunderwriting and integration efforts in the military auto business.

PDI life premiums were up 4.3 percent to $161.7 million primarilydue to increased premiums from a credit union joint venture arrangement and the March 1995 acquisition of a block of life business. Health premiums, however, declined 3.1 percent as lapsations were not yet offset by increased sales and retention efforts. Total sales increased $4.2 million, or
7.1 percent, from 1994 levels, driven by a significant improvement in health sales of $7.1 million due to new customer sales in the direct response channels, fee-based product sales and the credit union joint venture arrangement. Property and Casualty sales also increased from prior year by $1.0 million due to positive results in direct response auto. Health and Property and Casualty sales increases were offset by a $3.8 million decrease in life sales from fewer sales to existing customers.

Providian Bancorp

Providian Bancorp's outstanding earnings growth continued with pretax earnings of $88.3 million for the six months of 1995, up 25.5 percent from 1994. These results reflect strong net interest margins, continued growth in unsecured and home equity loan products, as well as growth in fee-based income.

Total managed loans, including $3.3 billion of securitized receivables and $87.5 million in the process of securitization,were $5.6 billion at June 30, 1995, up 39.9 percent over June 30, 1994 balances. The continued success of the Primary Lender strategy and the variable rate First Gold product has contributed strongly to the $1.4 billion growth in unsecured receivables since June 30, 1994. Unsecured receivable balances increased $800.3 million since December 31, 1994. The Primary Lender strategy, which offers custom-tailored services to fulfill the individual needs of valuable customers, is a significant reason for this increase. Additionally, the Select Equity loan portfolios reflected solid growth of $192.2 million over June 30, 1994 balances.

Return on mean assets for the six months at 6.8 percent was essentially even with the six month 1994 return. Loan loss reserves related to unsecured consumer receivables, excluding securitized receivables and those in the process of securitization, were 3.9 percent at June 30, 1995 as compared to 5.6 percent at June 30, 1994. Net credit losses for unsecured receivables (before securitization) were 4.4 percent for the six months ended June 30, 1995, improved from 5.0 percent for the same period last year. Balances past due greater than 30 days related to unsecured consumer receivables, excluding those previously securitized, decreased to 2.0 percent at June 30, 1995 compared to 2.3 percent at June 30, 1994. The following table summarizes dollar amounts of unsecuritized problem consumer loans as of June 30, 1995 and December 31, 1994:

                    June 30, December 31,
                      1995       1994

(Dollars in Millions)
Non-accrual loans      $   6.8     $  7.2
Loans past due
greater than 30 days      52.5        59.5
Total problem
consumer loans          $ 59.3      $ 66.7

There were no additional specifically identified consumer loans that represented significant potential problems.

Providian Capital Management

Providian Capital Management ("PCM") pretax earnings were $61.8 million for the six months ended June 30, 1995, down 14.9percent from the same period last year. The decrease in earnings is the result of the significant rise in interest rates throughout 1994 which continued to compress spread-based margins during 1995. Partially offsetting the decrease in spread-based margins were increases in fee income, invested asset growth and reduced amortization of retail acquisition costs. Profit margins on spread-based deposits for the six months ended June 30, 1995 were 86 basis points, down from 116 basis points in the same period last year. The decline in short- to intermediateterm interest rates from year-end 1994 levels should result in improving spreadbased margins and earnings for the remainder of 1995 compared to the first half of the year.
To more appropriately align the focus on serving the retirement and savings marketplace, PCM changed the Institutional and Retail names for its product segments to Group and Individual, respectively. In addition, PCM also combined the Group and Individual product development areas to take advantage of potential synergies within the retirement and savings marketplace.

PCM continues to focus on growing the Individual and Group fee-based and the Individual spread-based businesses. Individual fee-based deposits grew 25.6 percent during the six months ended June 30, 1995, bringing the balance to $1.3 billion. Higher product sales and positive market growth contributed to the increase. The Group fee-based Trust GIC products grew $1.9 billion from year end, reflecting continuing demand for these innovative products. Individual spread-based product balances were up $706.5 million from year-end balances due mostly to a coinsurance agreement entered into with North American Security Life Insurance Company (NASL), effective June 30, 1995. This agreement coinsures more than $720 million of existing deposits of NASL's fixed annuities and the fixed account portion of their variable annuity product business. In addition, this agreement also includes prospective coinsurance of additional annual fixed annuity deposits from the future sales of NASL's fixed and variable annuities. Group spreadbased deposits increased $130.9 million due to increased fixedrate GIC deposits and the market value growth of its indexedbased deposits resulting from the stock and bond market rallies in 1995. PCM is continuing its previously announced strategy to manage Group spread-based deposit growth to approximately zero for 1995, with the increases to date offsetting maturities expected later in the year.

Analysis of Financial Condition

Significant variations between June 30, 1995 and December 31,
1994 balance sheet items are discussed in the "Asset/Liability Review" and "Liquidity and Capital Resource" sections below.
Asset/Liability Review

Cash and invested assets were $20.9 billion, up 8.4 percent from December 31, 1994. Excluding Providian Bancorp, invested assets related to insurance operations were $18.5 billion compared to $16.8 billion at December 31, 1994. This increase is attributable to the increase in market value of the invested asset portfolio as a result of the significant decrease in interest rates during the first half of 1995 and the coinsurance agreement with NASL. The distribution of invested assets at June 30, 1995 has not changed significantly from December 31, 1994.

Exposure to below investment grade bonds, preferred stocks and investments in limited partnerships with below investment grade characteristics at June 30, 1995 was 5.4 percent, compared to 5.5 percent at December 31, 1994. Default and loss experience in the securities portfolio is excellent with no defaults and no significant losses as a result of impairments this year. As of June 30, 1995, there were no securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of June 30, 1995, amounted to
4.4 percent of outstanding commercialloans, down from 4.6 percent at December 31, 1994. The industry average for problem commercial mortgage loans was 17.7 percent at March 31, 1995 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 2.7 percent and 1.5 percent at June 30, 1995 and December 31, 1994, respectively. The MBA average for problem residential mortgage loans was 4.5 percent at March 31, 1995 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of June 30, 1995 and December 31, 1994 were as follows:

                    Commercial Loans              Residential Loans
                   June 30      December 31     June 30 December 31
                      1995             1994        1995        1994
                            (Dollars in Millions)
Non-accrual loans    $ 20.4        $ 68.2          $ 22.2    $ 10.7
Restructured loans,
accruing interest      13.5           4.3
                      $33.9         $72.5          $ 22.2    $ 10.7

Non-accrual commercial loans decreased by $47.8 million from year end 1994, primarily due to $32.4 million of loans placed in foreclosure during the first six months of 1995. As of June 30, 1995, there were approximately $40.9 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; the Company does not anticipate any material additional losses to arise from these loans.
The decrease in interest rates during the first half of 1995 and resulting increases in the fair value of the Company's available for sale investment portfolio caused the net unrealized investment gain (loss) component of shareholders' equity to significantly change from the year-end balance.
The adjustments to record the effect of the unrealized investment gains (losses) on shareholders' equity and the related balance sheet accounts are as follows:

                        June 30           December 31,
                             1994                      1995
                                     (Dollars in Millions)
Unrealized investment gain (loss)
  on available for sale securities   $ 238,608         $ (609,123)

Adjusted by:
  Increase (decrease) in deferred
   policy acquisition costs            (3,056)              79,083
  Decrease (increase) in deferred
    federal income taxes              (82,413)             185,514
Net unrealized investment gain
(loss)on available for
sale securities                     $ 153,139            $ (344,526)

Liquidity and Capital Resources

Providian is a legal entity, separate and distinct from itssubsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries.

Net cash flows from operations were $705.8 million during the six months, compared to $463.7 million last year. The increase over last year related to lower federal income taxes paid during the first half of 1995 as compared to 1994. Additionally, the increase was a result of higher investment income received due to higher yields and growth in invested assets offset by higher accruals for credited interest on policyholder balances as a result of the higher interest rate environment.
Investment commitments are planned to coincide with expected cash flows. Normal day-to-day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $59.9 million during the six months at a weighted average interest rate of
6.06 percent. Commercial paper outstandings at June 30, 1995 were $24.8 million.

The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions materialize, and as back-up to the commercial paper program. At June 30, 1995 there were no borrowings under these lines of credit. In addition, the Company's bond and stock portfolio of $11.3 billion at June 30, 1995 provides a significant source of short-term liquidity.

Providian Bancorp analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a $500 million credit agreement. The agreement provides liquidity for the existing deposit base as well as satisfying short-term funding requirements. Outstanding borrowings under the agreement were $125.0 million at June 30, 1995.

The Company issued $84.035 million of its Series D medium-term notes during the first half of 1995. The proceeds from these issuances are being used to fund 1995 maturities of long-term debt. As of June 30, 1995, $24.0 million of Series A mediumterm notes had matured. Subsequent to June 30, 1995 and through August 8, 1995, an additional $55.0 million of Series A mediumterm notes matured.

During the first six months of 1995, Providian repurchased 2,514,700 shares of its common stock at an average price of $34.97 per share. During July, the Company repurchased 150,900 shares at an average price of $36.94 per share. The share repurchases in July completed the repurchase program previously announced in March 1995.

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

     Not applicable

Item 3.   Defaults upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security

     Holders Not applicable

Item 5.   Other Information

Effective July 17, 1995,  Robert Greer, CLU,  joined

the Company's Agency Group as chief operating officer

and president of Commonwealth Life Insurance,

People's Security Insurance, and Capital Security

Insurance.  Prior to joining the Company,  Mr. Greer

was president of the Home Service Division of United

Insurance Company of America,  Union National Life

Insurance Company and Union National Fire Insurance

Company.  These companies are all part of the

UNITRIN, Inc. holding company.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:    Exhibit 10 - Material Contracts

             Reports:   None

                     SIGNATURES
Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Providian Corporation
                                            (Registrant)

Date:  August 11, 1995                     Robert L. Walker
                                  Senior Vice President Finance
                                     and ChiefFinancial Officer

Date:  August 11, 1995                    Steven T. Downey
                                   Vice President and Controller
PROVIDIAN CORPORATION AND SUBSIDIARIES
LIST AND INDEX OF EXHIBITS




Reference Number       Description of    Exhibit
Per Exhibit Table         Exhibit        Number         Page

      (10)         Employment Agreement  10.1               --
                   between Providian
                   Corporation and Rudy R.
                   Gernert. (Provided
                   as part of electronic submission)