Form 10-Q/A
period 1995-06-30
PROVIDIAN CORP
filed 1995-09-22
CIK 17206

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q/A-1

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  June 30, 1995
                             or
[  ]     Transition Report Pursuant to Section 13 or 15(d)
of
the Securities Exchange Act of 1934
For the transition period from _________to_____________

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

     Exhibits:    Exhibit 10 - Material Contracts
                  Exhibit 27 - Financial Data Schedule

      Reports:   None







                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Providian Corporation

                                            (Registrant)







Date:  September 22, 1995                 Steven T. Downey
                                       Vice President and
Controller






PROVIDIAN CORPORATION AND SUBSIDIARIES
LIST AND INDEX OF EXHIBITS
Reference Number
  Per Exhibit        Description of Exhibit     Exhibit
Page
     Table                                      Number
      (10)         Employment Agreement           10.1     _
                   between Providian
                   Corporation and Rudy R.
                 Gernert. (Provided as part
                 of electronic submission.)

      (27)         Financial Data Schedule.       27.1     _
                   (Provided as part of electronic



submission.)