Form 10-Q
period 1995-09-30
PROVIDIAN CORP
filed 1995-11-14
CIK 17206

Item 1. (continued)

                                Page 5
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
For the period ended  September 30, 1995
                                  or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995.


                   Class                        Shares Outstanding
  Common Stock, $1.00 par value                        95,212,020


 PROVIDIAN CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF
          FINANCIAL CONDITION


                                             September 30       December 31
                                               1995               1994
                                            (Unaudited)
                                            (Dollars in
                                             Thousands)
Assets
Investments:
  Bonds and stocks, available for sale
   (Amortized cost of $10,603,020 and
    $10,910,805 in 1995 and
1994,respectively)                          $10,908,545     $10,301,682
Bonds and stocks, trading                       110,129         115,470

  Commercial mortgage loans                    2,683,302       2,649,664
  Residential mortgage loans                   3,073,470       2,550,194
  Consumer loans                               2,678,235       2,269,531
  Policy loans                                   448,781         390,639
  Other investments                              659,819         418,321
                       Total Investments      20,562,281      18,695,501

  Cash and cash equivalents                      845,661         573,379
  Deferred policy and loan acquisition costs   1,493,266       1,491,422
  Value of insurance in force purchased          259,888         273,466
  Goodwill                                       215,921         222,035
  Separate account assets                      1,919,825       1,353,476
  Other assets                                 1,051,138       1,004,080
                            Total Assets     $26,347,980     $23,613,359

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other policy
liabilities                                  $ 9,904,007    $  9,092,370
  Policyholder contract deposits               7,222,822       7,421,604
  Banking deposits                             1,714,336       1,680,450
  Separate account liabilities                 1,919,825       1,353,476
  Long-term debt                                 699,313         694,250
  Deferred federal income tax                    449,541         149,831
  Other liabilities                            1,579,683         999,516
                       Total Liabilities      23,489,527      21,391,497

Commitments and Contingencies

Preferred Stock of Consolidated
Subsidiary                                      100,000         100,000

Shareholders' Equity:
  Common stock, $1 par                          115,325         115,325
  Additional paid-in capital                     52,867          57,096
  Net unrealized investment gain(loss)          191,344       (344,526)
  Retained earnings                           2,690,957       2,512,935
  Common stock held in treasury - at
cost:
    1995 - 19,873,000 shares;
    1994 - 17,789,000 shares                   (287,849)       (214,031)
  Unearned restricted stock                      (4,191)         (4,937)
              Total Shareholders' Equity       2,758,453       2,121,862
     Total Liabilities and Shareholders'
                                  Equity     $26,347,980     $23,613,359

     See notes to condensed consolidated financial statements.



    PROVIDIAN CORPORATION AND
          SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
      OF INCOME (UNAUDITED)

                                               Nine                    Three
                                              Months                   Months
Period Ended September 30              1995          1994         1995          1994
                                      (Amounts  in  Thousands  Except Per Common Share)
Revenues:
  Premiums and other
  considerations                      $ 902,874    $  862,339   $ 296,879   $ 282,995
  Investment income, net of
  expenses                            1,394,822    1,179,778      462,826     399,550
  Consumer loan servicing fees          175,700      147,279       77,377      57,067
  Realized investment loss              (69,555)     (59,979)     (19,267)     (7,196)
  Other income, net                     111,817       76,427       43,908      29,872

                   Total Revenues     2,515,658    2,205,844      861,723     762,288

Benefits and Expenses:
  Benefits and claims                   657,360      653,358      206,150     219,913
  Increase in benefit and
  contract reserves                     673,879      478,930       233,905     171,600
  Commissions, net                       60,929       55,185       20,498      17,689

  General, administrative and
  other  expenses, net                  499,149      395,483       179,392     142,991

  Amortization of deferred policy
    and loan acquisition costs,
    value of insurance in force
    purchased and goodwill             186,877      219,731       64,081      60,458

  Interest expense                      82,115       62,622       27,399      19,682

      Total Benefits and Expenses    2,160,309    1,865,309      731,425     632,333


 Income before Federal Income Tax      355,349      340,535      130,298     129,955


Federal Income Tax                     108,391      106,489       40,068      42,404

Net Income before Preferred Stock
        Dividends of Consolidated
                       Subsidiary       246,958      234,046        90,230      87,551

Dividends on Preferred Stock of
  Consolidated Subsidiary                 4,326        2,228         1,441       1,443


                       Net Income       242,632       231,818       88,789      86,108

Dividends on Nonconvertible
  Preferred Stock                             -         1,163         -           -


Net Income Applicable to Common
Stock                                  $ 242,632     $ 230,655   $ 88,789    $ 86,108

      Net Income per Common Share      $    2.52     $    2.31   $    .93    $    .87


Cash Dividends per Common Share        $    .675     $     .60   $   .225    $    .20


Weighted Average Number of Common
  Shares Outstanding During the
Period                                   96,218      99,750       95,342      98,818

See notes to condensed consolidated financial statements.



    PROVIDIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)

Nine Months Ended September 30                       1995          1994
                                                  (Dollars in
                                                  Thousands)

Net Cash Flows provided by Operations             $  1,069,066   $  836,904


Cash Flows from Investment Activities:
  Investments sold or matured                        4,204,028    4,378,953

  Cost of securities and mortgage loans
  acquired                                          (4,094,658)   (5,383,333)
  Additions to operating property                      (22,697)      (24,311)
  Net increase in consumer loans                    (1,758,661)     (415,526)

  Securitization of consumer loans                   1,549,443       574,629

  Purchase of consumer loans                          (241,204)      (49,289)

  Net cash received from coinsurance
transaction                                            309,978             -
  All other investment activities                      (84,236)        3,240


   Net Cash Flows used in Investment Activities       (138,007)     (915,637)


Cash Flows from Financing Activities:
  Net increase (decrease) in short-term
  borrowings                                           333,143     (108,982)
  Policyholder contract deposits                     1,570,028     2,473,644

  Withdrawals of policyholder contract deposits     (2,452,297)    (2,115,495)

  Net increase (decrease) in banking deposits           33,886     (115,772)

  Issuance of preferred stock                              -        100,000

  Issuance of long-term debt                            84,035        95,500

  Repayment of long-term debt                          (79,000)         (52)

  Redemption of preferred stock                            -        (100,000)

  Purchase of common stock for treasury                (93,506)      (97,071)

  Dividends                                            (65,083)      (62,424)

  Proceeds from exercise of stock options               10,017         3,178


 Net Cash Flows provided by (used in) Financing
                                     Activities      (658,777)        72,526

       Net Increase (Decrease) in Cash and Cash
                                    Equivalents        272,282       (6,207)

      Cash and Cash Equivalents at Beginning of
                                         Period        573,379        719,053

     Cash and Cash Equivalents at End of Period      $ 845,661     $  712,846


  See notes to condensed consolidated financial
                                    statements.

                PROVIDIAN CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1994 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the nine-month period ended
     September 30, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form
     10-K for the year ended December 31, 1994.

B. Per common share amounts have been calculated using net income after dividends on nonconvertible preferred stock, divided by the weighted average number of common shares outstanding during the three month and nine month periods. Fully diluted net income per common share is not presented as it approximates net income per common share.

C. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1995 of $1.6 billion. Total unsecured consumer receivables outstanding under securitization plans were $3.4 billion at September 30, 1995. In addition, there were $258.0 million of consumer loans in the process of securitization at September 30, 1995.

D. An analysis of the allowance for loan losses on consumer and mortgage loans for the nine month periods ended September 30, 1995 and 1994 is as follows:

                                         Consumer            Mortgage
Nine Months Ended September 30         1995      1994      1995      1994

                                        (Dollars   in thousands)
Balance at the beginning of
period                              $ 76,218   $ 75,061    52,200   51,362
Current period provision              41,718     25,667    13,038   15,412
Current period chargeoffs,
net of recoveries                    (45,705)  (37,095)   (18,275) (15,092)

Balance at end of period            $ 72,231   $ 63,633    46,963   51,682


E. Effective June 30, 1995, the Company entered into a coinsurance agreement with North American Security Life Insurance Company
     (NASL). This agreement coinsures existing deposits of NASL's fixed annuities and the fixed account portion of their variable annuity product business. In addition, this agreement also includes prospective coinsurance of additional annual fixed annuity deposits from the future sales of NASL's fixed and variable annuities. At June 30, 1995, the Company received cash and invested assets in exchange for its coinsurance of more than $720 million of fixed annuity deposits.



                PROVIDIAN CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

F. During the nine months ended September 30, 1995, the Company issued $84.035 million of Series D medium-term notes with maturities ranging from five to 30 years and interest rates ranging from 6.85 percent to 8.53 percent. Subsequent to September 30, 1995 and through November 10, 1995, the Company issued an additional $26.5 million of Series D medium-term notes with maturities ranging from seven to 30 years and interest rates ranging from 6.57 percent to 7.47 percent. The proceeds from these debt issuances are being used to fund 1995 and 1996 maturities of long-term debt. In addition, Series A medium-term notes totaling $79.0 million matured through September 30, 1995.

G. During the nine months ended September 30, 1995, the Company repurchased 2,665,600 shares of its common stock at an average price of $35.08 per share, completing the repurchase programs previously announced. On September 26, 1995 the Company announced plans to repurchase approximately 2.5 million additional shares of its common stock. Subsequent to September
     30, 1995 and through November 9, 1995, 875,620 shares were repurchased at an average price of $39.65 per share.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This item presents specific comments on material changes to the Company's results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

Results of Operations

The following discussion compares the results of operations for the nine months ended September 30, 1995 to the nine months ended
September 30, 1994. The nature and reasons for any significant variations between the quarters ended September 30, 1995 and September
30, 1994 are the same as those discussed below for the respective nine month periods, except where otherwise noted herein.

Consolidated Results

Providian's net income for the quarter ended September 30, 1995 was $.93 per common share, up 6.9 percent from the $.87 per common share reported last year. Net income for the nine months ended September
30, 1995 was $2.52 per common share, up 9.1 percent from 1994. Net income for the nine months ended September 30, 1995 included pretax realized losses of $69.6 million, comprised of realized losses on investment and securities transactions of $56.6 million and $13.0 million in provisions for mortgage loan losses.

Earnings, as discussed herein, exclude realized investment losses, net of related deferred acquisition cost amortization and tax, and dividends on the preferred stock of a consolidated subsidiary.
Earnings for the three months ended September 30, 1995 were $1.05 per common share, up 10.5 percent from the same period last year.
Earnings year to date were $3.01 per common share, up 8.3 percent from the $2.78 per common share reported in 1994. The discussion included under "Business Segment Results" highlights the key items which contributed to the overall growth in earnings.

Revenues, as discussed herein, exclude realized investment losses.
Consolidated revenues for the nine months were $2.6 billion, up 14.1 percent from the $2.3 billion reported in the prior year, primarily due to increases in investment income, consumer loan servicing fees and other income. The increase in investment income of $215.0 million, or 18.2 percent, was attributable to higher interest yields on and continued growth in invested assets. Consumer loan servicing fees increased by $28.4 million, or 19.3 percent, over the first nine months of 1994 due to higher securitized consumer loan balances at Providian Bancorp. Other income increased by $35.4 million due to growth in fee-based income as the Company continues to focus on building its fee-based business.

Total benefits and expenses for the nine months ended September 30, 1995 were up $295.0 million, or 15.8 percent, over the same period in the prior year. Benefit and contract reserves increased by $194.9 million, or 40.7 percent, during 1995 due to higher accruals for credited interest on policyholder balances resulting from the effect of the significant increase in interest rates in 1994. General, administrative and other expenses were up by $103.7 million, or 26.2 percent, due to growth in business volume and the reduction in the deferral of acquisition costs at Providian Bancorp. This reduction in the deferral of acquistion costs also accounted for the 15.0 percent decrease from the prior year in amortization expense.
Interest expense was up $19.5 million, or 31.1 percent, primarily due to increased levels of short-term borrowings at Providian Bancorp used as liquid funding sources to fund the significant growth in receivables during 1995.

Business Segment Results

Providian Agency Group
Providian Agency Group pretax earnings were $136.1 million for the nine month period ended September 30, 1995, down 1.6 percent from the same period in 1994. Earnings, which consist mostly of individual Life earnings, decreased primarily due to higher mortality levels, resulting from an increase in the number of large claims during the first half of 1995, increased cancer claims experience and the expected narrowing of interest spreads. Partially offsetting these factors were Life premium growth and the continued benefit of cost management initiatives. Third quarter pretax earnings of $45.8 million were even with the third quarter of 1994 as improved interest spreads offset higher mortality levels.

Life premiums were up $9.8 million, or 3.8 percent, due primarily to growth in premium in force. Total sales for the nine months were up
8.7 percent over the same period in 1994, due to the sales of First
Health Advantagesm1, a new fee-based product introduced earlier this year. Sales of fee-based products more than offset a decline in Life sales. The combined Life and Health policy termination rate of 14.2 percent has improved from the 14.5 percent rate for the nine month and full year periods of 1994.

Providian Direct Insurance
Providian Direct Insurance ("PDI") pretax earnings were $86.4 million for the nine month period ended September 30, 1995, up 5.7 percent over the same period in 1994. The increase reflected growth in Life premiums and fee-based product income, and a continued focus on cost management. PDI third quarter earnings were down 3.3 percent from the prior year's strong third quarter results due to higher than expected claims and lower persistency associated with certain new health products and higher claims experience on an acquired block of auto business.

PDI Life premiums were up 4.1 percent to $241.7 million for the nine months, primarily due to increased premiums from a credit union joint venture arrangement and the March 1995 acquisition of a block of Life business. Health premiums declined 3.3 percent as increased sales and improved retention efforts were not adequate to offset lapsation of existing business. Total sales increased $12.4 million, or 14.4 percent, from 1994 levels, driven by a significant improvement in Health sales (including fee-based products) of $9.6 million. New customer sales in the direct response channels, fee-based product sales and a credit union joint venture arrangement were contributors to this increase. Property and Casualty sales also increased from prior year by $2.5 million due to positive results in the direct response auto channel.

Providian Bancorp
Providian Bancorp's (PBI) outstanding earnings growth continued with pretax earnings of $136.3 million for the nine months of 1995, up 25.3 percent from 1994. PBI's third quarter earnings were $48.0 million, up 24.9 percent from the prior year. These results reflected continued growth in unsecured and home equity loan products, as well as growth in fee-based income.

Total managed loans, including $3.4 billion of securitized receivables and $258.0 million in the process of securitization, were $6.1 billion at September 30, 1995, up 45.2 percent over September 30, 1994 balances. The Primary Lender strategy, which offers custom-tailored services to fulfill the individual needs of valuable customers, was a significant reason for the $1.6 billion growth in unsecured receivables since September 30, 1994. Unsecured receivable balances increased $1.2 billion since December 31, 1994. Additionally, the
Select Equity loan portfolios reflected solid growth of $230.5 million over September 30, 1994 balances.

Return on mean assets for the nine months was 6.4 percent, down slightly from 1994's nine month return of 6.8 percent. The decrease in margins from prior year reflected the increase in market rates on the variable rate cost of funds and slightly lower yields on new unsecured loans due to negotiated rates from the Primary Lender strategy. Loan loss reserves related to unsecured consumer receivables, excluding securitized receivables and those in the process of securitization, were 3.9 percent at September 30, 1995 as compared to 4.5 percent at September 30, 1994 and 4.0 percent at December 31, 1994. Net credit losses for unsecured receivables
(before securitization) were 4.4 percent for the nine months ended
September 30, 1995, improved from 4.9 percent for the same period last year. Balances past due greater than 30 days related to unsecured consumer receivables, excluding those previously securitized, increased to 2.5 percent at September 30, 1995 compared to 2.2 percent at September 30, 1994. Including securitized unsecured consumer receivables, balances past due greater than 30 days were 2.9 percent at both September 30, 1995 and 1994, respectively. The following table summarizes dollar amounts of unsecuritized problem consumer loans as of September 30, 1995 and December 31, 1994:

                                    September 30,     December 31,
                                        1995           1994
                                            (Dollars inMillions)

Non-accrual loans                      $  7.8       $  7.2
Loans past due greater than 30           73.4         59.5
days
Total problem consumer loans           $ 81.2       $ 66.7

There were no additional specifically identified consumer loans that represented significant potential problems.

Providian Capital Management
Providian Capital Management ("PCM") pretax earnings were $97.1 million for the nine months ended September 30, 1995, down 8.3 percent from the same period last year. The decrease in earnings is the result of the significant rise in interest rates throughout 1994 which continued to compress spread-based margins during 1995. Partially offsetting the decrease in spread-based margins were increases in fee income, invested asset growth and reduced amortization of retail acquisition costs. PCM pretax earnings for the third quarter were up
6.2 percent from last year's third quarter as spread-based margins continue to recover from 1994's rise in interest rates. Profit margins on spread-based deposits for the nine months ended September 30, 1995 were 88 basis points, down from 110 basis points in the same period last year. Profit margins for the third quarter of 1995 increased to 93 basis points, up from the 85 and 87 basis points reported for the first and second quarters of 1995, respectively.

PCM continues to focus on growing the Individual and Group fee-based and the Individual spread-based businesses. Individual fee-based deposits grew $405.4 million during the nine months ended September
30, 1995, bringing the balance to $1.4 billion. Higher product sales and positive market value growth contributed to the increase. The
Group fee-based Trust GIC products grew $2.5 billion from year end, reflecting continuing demand for these innovative products.
Individual spread-based product balances were up $659.4 million from year-end balances due to the coinsurance agreement entered into with North American Security
Life Insurance Company (NASL), during June of this year. Group spread-based deposits decreased
$194.6 million from December 31, 1994 due to PCM's previously announced strategy to manage Group spread-based deposit growth to approximately zero for 1995.
Additionally, sales of fixed rate GIC products slowed in the third quarter of 1995 as a result of the relatively slow activity in the traditional GIC marketplace and intense competition for funds exemplified by competitors offering rates to GIC buyers at levels the Company has chosen not to meet.

Analysis of Financial Condition

Significant variations between September 30, 1995 and December 31,
1994 balance sheet items are discussed below.

Assets

Cash and invested assets were $21.4 billion at September 30, 1995, up
11.1 percent from December 31, 1994. Contributing to the increase in invested assets is the increase in market value of the Company's available for sale portfolio resulting from the gradual decrease in interest rates during 1995. In addition, investments in residential mortgage loans increased 20.5 percent as the Company originated more adjustable-rate mortgages due to their favorable investment yields in the current market environment. Consumer loans increased 18.0 percent due to the continued growth in unsecured receivables from the success of the Primary Lender strategy and growth in home equity loans as a result of the strong demand in the market. The increase in other investments of 57.7 percent was primarily due to short-term investments received in the coinsurance agreement with NASL in June of this year. The significant increase in cash and cash equivalent balances from December 31, 1994, was a result of higher cash balances maintained at September 30, 1995, in order to fund anticipated cash outflows in October for maturing spread-based deposits at Providian
Capital Management. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review")

Separate account assets and liabilities increased 41.8 percent due to asset appreciation and growth in the Vanguard variable annuity product line.

Liabilities

Benefit reserves and other policy liabilities increased $811.6 million, or 8.9 percent from December 31, 1994, due to the assumption of more than $720.0 million of fixed annuities from the coinsurance agreement with NASL in June of 1995. Other liabilities were up 58.0 percent from December 31, 1994, as a result of an increase of $333.1 million in short-term borrowings at Providian Bancorp used to fund growth in consumer loans prior to being securitized. Additionally, payables to investment brokers increased $173.7 million due to a large volume of investment transactions occurring near quarter end.

Shareholders' Equity

The net unrealized investment gain (loss) component of shareholders' equity increased $535.9 million from December 31, 1994. The decrease in interest rates during 1995 and resulting increases in the fair value of the Company's available for sale investment portfolio caused the net unrealized investment gain (loss) component of shareholders' equity to significantly change from the year-end 1994 balance. The adjustments to record the effect of the unrealized investment gains
(losses) on shareholders' equity and the related balance sheet accounts are as follows:

                                        September      December
                                              30,           31,
                                             1995          1994
                                       (Dollars in Millions)

Unrealized investment gain (loss)
  on available for sale securities      $ 305,525    $ (609,123)


Adjusted by:
  Increase (decrease) in deferred
    policy acquisition costs             (11,228)        79,083
  Decrease (increase) in deferred
    federal income taxes                (102,953)       185,514
  Net unrealized investment gain
   (loss) on available for
    sale securities                    $ 191,344    $ (344,526)


Asset/Liability Review

Excluding Providian Bancorp, invested assets related to insurance operations were $18.5 billion compared to $16.8 billion at December
31, 1994. The distribution of invested assets at September 30, 1995 has not changed significantly from December 31, 1994.

Exposure to below investment grade bonds, preferred stocks and investments in limited partnerships with below investment grade characteristics at September 30, 1995 was 5.5 percent, unchanged from December 31, 1994. Default and loss experience in the securities portfolio was excellent with no defaults and no significant losses as a result of impairments this year. As of September 30, 1995, there were no securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of
Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of September 30, 1995, amounted to 3.7 percent of outstanding commercial loans, down from 4.6 percent at December 31, 1994.  The industry average for problem commercial mortgage loans was 17.3 percent at June 30, 1995 (the most recently published statistics).  Problem residential mortgage loans
(based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 2.9 percent at September 30, 1995 compared to 3.0 percent at December 31, 1994.  The MBA average for problem residential mortgage loans was 4.9 percent at June 30, 1995
(the most recently published statistics).  Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of September 30, 1995 and December 31, 1994 were as follows:
                   September     December     September     December
                    30, 1995     31, 1994      30, 1995     31, 1994
                                (Dollars in Millions)
Non-accrual loans       $18.7        $68.2         $30.8        $10.7
Restructured loans,
 accruing interest       14.7          4.3             -            -
                        $33.4        $72.5         $30.8        $10.7

Non-accrual commercial loans decreased by $49.5 million from year end
1994, primarily due to $37.3 million of loans placed in foreclosure during the first nine months of 1995. As of September 30, 1995, there were approximately $52.4 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; the Company does not anticipate any material additional losses to arise from these loans.

Liquidity and Capital Resources

Providian is a legal entity, separate and distinct from its subsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries. Management believes that overall sources of cash and liquidity available to the Company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Net cash flows from operations were $1.1 billion during the nine months, compared to $836.9 million last year, an increase of $232.2 million. The increase over last year primarily related to lower federal income taxes paid during the first nine months of 1995 as compared to 1994 and higher accruals for credited interest on policyholder balances.

Investment commitments are planned to coincide with expected cash flows. Normal day-to-day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $53.0 million during the nine months at a weighted average interest rate of 6.01 percent. Commercial paper outstandings at September 30, 1995 were $49.7 million.

The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions materialize, and as back-up to the commercial paper program. At
September 30, 1995 there were no borrowings under these lines of credit. In addition, the Company's bond and stock portfolio of $11.0 billion at September 30, 1995 provides a significant source of short-term liquidity.

Providian Bancorp (PBI) analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a $500 million credit agreement. The agreement provides liquidity for the existing deposit base as well as satisfying short-term funding requirements. Outstanding borrowings under the agreement were $248.0 million at September 30, 1995. On October 10, 1995, this agreement was amended to increase the available line of credit from $500 million to $800 million.

The Company issued $84.035 million of its Series D medium-term notes during the first nine months of 1995. Subsequent to September 30, 1995 and through November 10, 1995, the Company issued an additional $26.5 million of Series D medium-term notes. The proceeds from these issuances are being used to fund 1995 and 1996 maturities of long-term debt. As of September 30, 1995, $79.0 million of Series A medium-term notes have matured. An additional $5.0 million of Series B medium-term notes are scheduled to mature in December 1995.

During the first nine months of 1995, the Company repurchased
2,665,600 shares of its common stock at an average price of $35.08 per share, completing the repurchase programs previously announced. In
September, the Company announced plans to repurchase approximately 2.5 million additional shares of its common stock over the next several months. In October, the Company began repurchasing its common stock under this program and, through November 9, 1995, had repurchased
875,620 shares at an average price of $39.65 per share.

In September, Duff & Phelps upgraded Providian Life and Health
Insurance Company's claims paying ability rating to AA+ from AA, representing the second upgrade for this affiliate since 1993.
PART II - OTHER INFORMATION


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

     Not applicable

Item 3.   Defaults upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:    Exhibit 27 - Financial Data Schedule

             Reports:   None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Providian Corporation
                                            (Registrant)




Date:  November 13, 1995                   Robert L. Walker
                                  Senior Vice President - Finance
                                     and Chief Financial Officer



Date:  November 13, 1995                  Steven T. Downey
                                   Vice President and Controller

_______________________________
1

