Form 10-K
period 1995-12-31
PROVIDIAN CORP
filed 1996-03-26
CIK 17206

SECURITIES AND EXCHANGE COMMISSION


                              FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal  year ended  December 31, 1995

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from ____________________ to ___________________
Commission file Number  1-6701
                           PROVIDIAN CORPORATION
       (Exact name of registrant as specified in its charter)
             Delaware                               51-0108922
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)
Providian Center, 400 West Market Street, Louisville, Kentucky 40202
    (Address of principal executive offices)                 (Zip Code)
Registrant's telephone number, including area code        (502) 560- 2000
Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange
    Title of each class                       on which registered
Common Stock, $1 par value                   New York Stock Exchange
                                            Pacific Stock Exchange
8 7/8% Cumulative Monthly Income
Preferred Shares*                            New York Stock Exchange
____________________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996.
             Common Stock, $1 par value - $3,977,673,144
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1996.
           Common Stock, $1 par value - 93,844,698 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report for the year ended December 31,1995, are incorporated by reference into Parts I and II.
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 1996, are incorporated by reference into Part III.

PART 1

Item 1.   BUSINESS

                      ORGANIZATION AND SEGMENTS

Providian Corporation (the "Company"), an insurance and diversified financial services company based in Louisville, Kentucky, was incorporated in Delaware in 1969 by Commonwealth Life Insurance Company ("Commonwealth Life"). The objective was to achieve earnings growth through acquisitions of other insurance companies and, thus, affect economies of scale and the sharing of commonly needed resources, while preserving the strengths of acquired companies' marketing operations. The name of the Company was changed from Capital Holding Corporation to Providian Corporation effective May 12, 1994.

Through affiliates of its Providian Agency Group, Providian Direct Insurance and Providian Capital Management business units, the Company offers accumulation, life and annuity, accident and health and property and casualty insurance products and certain fee-based products. The Company's Providian Bancorp affiliates provide consumer loans, deposits and other banking and related services and certain fee-based products.

Providian Agency Group

By 1976, the Company had acquired Peoples Life Insurance Company ("Peoples Life") in Washington, D.C.; National Standard Life Insurance Company ("National Standard") in Orlando, Florida; Georgia International Life Insurance Company ("Georgia International") in Atlanta, Georgia; Home Security Life Insurance Company ("Home Security") in Durham, North Carolina; and several other companies that were subsequently merged into these affiliates. On October 1, 1985, Peoples Life and Home Security Life were merged to form Peoples Security Life Insurance Company ("Peoples Security") with headquarters in Durham. On March 31, 1987, the Company sold Georgia International to Southmark Corporation. On April 1, 1988, National Standard was merged into Commonwealth Life. On September 8, 1989, the Company acquired Southlife Holding Company and its primary operating companies, Public Savings Life Insurance Company ("Public Savings Insurance") and Security Trust Life Insurance Company ("Security Trust"). In December, 1991, the Company created Capital Security Life Insurance Company ("Capital Security"), as the successor to Public Savings Insurance. On November 14, 1991, the Company acquired Durham Corporation and its primary operating company, Durham Life Insurance Company ("Durham Life"), with headquarters in Raleigh, North Carolina. On September 30, 1994, Durham Life was merged into Peoples Security. On January 31, 1996, Capital Security was merged into Security Trust and Security Trust's name was changed to Capital Security. Following this merger, Agency Group's business is conducted primarily through three affiliates:
Commonwealth Life, Peoples Security and Capital Security.

Providian Direct Insurance

In 1979, Commonwealth Life's property and casualty operation was recapitalized, made a direct subsidiary of the Company and later renamed Providian Property and Casualty Insurance Company ("Providian P&C"). On December 31, 1986, the Company acquired Worldwide Underwriters Insurance Company, which has been renamed Providian Auto and Home Insurance Company ("Providian Auto"), located in St. Louis, Missouri, and the personal lines property and casualty insurance business of the Wausau Insurance Companies. Concurrently, it made Providian P&C a direct subsidiary of Providian Auto. These two affiliates, together with Providian Fire Insurance Company, a subsidiary of Providian P&C, form the property and casualty line of business of the Providian Direct Insurance business unit.
Item 1. (continued)

National Liberty Corporation ("National Liberty") in Valley Forge, Pennsylvania, was acquired on January 14, 1981, and added a nationwide direct marketing operation to what previously had been a regional, agent based marketing system.

In addition, National Home Life Assurance Company, which has been renamed Providian Life and Health Insurance Company ("Providian Life") and which is domiciled in Missouri, was also acquired as National Liberty's primary operating company, together with its principal subsidiaries, Veterans Life Insurance Company ("Veterans Life") and National Home Life Insurance Company of New York, which has been renamed First Providian Life and Health Insurance Company ("First Providian").

Effective January 15, 1993, Providian Auto acquired Academy Insurance Group ("Academy") and its affiliates. Academy principally markets life insurance to active duty military service personnel.

Providian Capital Management

In 1987, the group accumulation product business, previously managed in Providian Agency Group, and the individual accumulation product business, previously managed by National Liberty, were moved to Providian Capital Management. Affiliates of Providian Agency Group and Providian Direct Insurance offer these group and individual accumulation products. In addition to the marketing and management of accumulation (investment-type) products, Providian Capital Management manages the Company's insurance-related investment portfolios.

Providian Bancorp

In April, 1984, the Company acquired a controlling interest in First Deposit Corporation (which, effective November 11, 1994, changed its name to Providian Bancorp, Inc.), located in San Francisco, California, which owns, among other subsidiaries, a grandfathered non-bank bank (First Deposit National Bank) and a credit card bank (Providian National Bank, which changed its name from First Deposit National Credit Card Bank, effective January 1, 1995). Ownership was increased each year until 1989 when the remaining shares were purchased. At December 31, 1995, the Company owned 100% of the common stock and 100% of the outstanding preferred stock of Providian Bancorp. These affiliates form the Providian Bancorp business unit.

Financial information about business segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and
Results of Operations.


                              PRODUCTS

Insurance

Commonwealth Life, Peoples Security, Capital Security, Providian Life, Veterans Life, First Providian and Academy write a variety of group and individual, nonparticipating life insurance products. These include universal life, traditional and interest-sensitive whole life insurance, term life insurance, accidental death and dismemberment coverage and premium waiver disability insurance.

Item 1. (continued)

The following table reconciles total life insurance in force for the year ended December 31, 1995:
                                         Total Life
                                     Insurance (dollars
                                        in millions)

In force at December 31, 1994             $66,074
Sales and additions                        11,833
                                         --------
                                           77,907
Terminations:
 Surrender and Conversion                   2,154
 Lapse                                      7,346
 Reinsurance                                    -
 Other                                      2,276
                                        ---------
              Subtotal                     11,776
                                        ---------
In force at December 31, 1995             $66,131  (1)
                                       ----------
                                       ----------

Number of policies in  force before
reinsurance ceded at December 31, 1995   6,581,221 (1)
                                       -----------
                                       -----------
(1)Reinsurance assumed has been included. Reinsurance ceded has not been deducted.


Commonwealth Life, Peoples Security, Capital Security, Providian Life, Veterans Life, First Providian and Academy also issue an assortment of individual and group accident and health insurance products. These include coverages for regular income during periods of hospitalization, scheduled reimbursement for specific hospital/surgical expenses and cancer treatments, hospice care, deductible and co-payment amounts not covered by other health insurance and lump sum payments for accidental death or dismemberment and provide benefits for death and injury resulting from an accident. Additionally, Providian Life offers a Medicare supplement product.

Providian Auto and its subsidiaries underwrite personal lines automobile and umbrella liability coverages mainly for standard and preferred risks.

Accumulation

The group line of accumulation products, offered through Commonwealth Life, Peoples Security and Providian Life, consists of floating and fixed rate guaranteed investment contracts ("GICs"), Trust GICs and separate account products offered to group customers, including pension funds, banks, mutual funds and other organizations. The Trust GIC product, an off-balance sheet fee-based product, permits the plan sponsor to own and retain assets related to these contracts and Commonwealth Life and Peoples Security provide benefit responsiveness in the event that qualified plan benefit requests exceed plan cash flows.

Through Providian Life, Commonwealth Life and Peoples Security, the Company offers individual accumulation products including immediate life annuities (primarily structured settlements), variable annuities, single premium and flexible premium deferred annuities and individual retirement annuities. Single premium deferred annuities and flexible premium deferred annuities are offered at a fixed interest rate on either a fixed or indexed basis. In addition, flexible premium deferred annuities are offered on a variable contract basis.

Item 1. (continued)

Banking

Providian Bancorp affiliates offer both secured and unsecured loan accounts, as well as a broad range of deposit products. The receivables portfolio consists primarily of unsecured consumer loans which use a VISA or MasterCard credit card as the credit extension vehicle, a revolving cash loan product without a credit card, a savings deposit secured line of credit using a VISA or MasterCard credit card, a home equity secured loan product and insurance premium finance installment loans. Deposit products include retail and institutional certificates of deposit and money market deposit accounts.

Other Products

Providian Bancorp has developed fee-based strategic protection products and services such as Credit Protection, Home Protectionsm, First Health Advantagesm and DriveProsm. Certain of these products are also marketed by Providian Agency Group and Providian Direct Insurance.


                              MARKETING

Providian Agency Group markets individual insurance products solely through agents, who call on customers in their homes to sell policies and provide related services. In addition, such agents market certain of the fee-based products described above. Substantially all of the agents are employees of Agency Group affiliates and do not represent other insurers. Such representatives receive compensation from sales commissions, and from renewal and service commissions.
The compensation arrangement is designed to reward representatives who not only sell new policies, but who also effectively maintain and service in-force business to meet Company sales and persistency objectives. In addition to its agent sales organization, marketing partnerships have also been formed whereby products are distributed through the insurance and marketing organizations of third parties.

Providian Direct Insurance primarily uses television and print media solicitation, direct mail, telephone and third-party programs to market its insurance products and certain fee-based products. Additional mail correspondence and telephone communications are used to follow up and close sales. Sponsored marketing programs are conducted through major banks, oil companies, department stores, associations and other businesses with large customer bases. Academy's products are marketed to active duty military personnel on military bases through independent Agents/Counselors. Property and casualty products are also marketed through a portion of the home service agents of Agency Group.

Group accumulation products of Providian Capital Management are marketed through a small sales staff, bank trustees, municipal GIC brokers, GIC fund managers, brokers and direct marketing. Individual products are marketed through financial planners, stock brokerage firms, pension consultants, savings and loan associations, banks and other financial institutions.

Providian Bancorp's consumer loan and deposit products are primarily marketed using direct mail and telemarketing channels and other direct response methods. Insurance premium finance installment loans are primarily marketed through agents. Consumer credit products are also endorsed by, or offered in connection with the products or services of, unaffiliated third parties through joint marketing arrangements with such third parties.

Except for Providian Agency Group's marketing partnerships arrangements, the Company's Providian Agency Group affiliates concentrate their marketing efforts in the Southeast and Mid-Atlantic states, while the Providian Direct Insurance, Providian Capital
Management, Providian Agency Group (through its marketing Item

Item 1. (continued)

partnerships arrangements) and Providian Bancorp business units market their products nationwide.

                                RISK

Risk is integral to insurance but, as is customary in the insurance business, risk exposure is kept within acceptable limits. The Company's subsidiaries retain no more than $1,000,000 of life insurance and $250,000 of accidental death benefits for any single life. Excess coverages are reinsured externally. At December 31, 1995, approximately $3.8 billion, or approximately 5.8 percent of total life insurance in force, was reinsured with nonaffiliated insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.

The Company's life insurance affiliates in many cases require evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy in accordance with the
application if the risk is acceptable.   Some applicants who are
substandard risks are rejected, but many are offered policies with higher premiums or restricted coverages. As of December 31, 1995, approximately 1.96 percent of life insurance in force was represented by risks which were substandard at the time the policy was issued. The majority of individual health insurance is Providian Direct Insurance business and written without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

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

Detailed discussions about the Company's investments are included in Note C to the Consolidated Financial Statements on pages 48 through 50 of the Company's 1995 Annual Report and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. As a diversified financial services company, many of the Company's assets and liabilities are monetary in nature and thus are sensitive to changes in the interest rate environment. Additional information about interest rate risk is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             REGULATION

Insurance

The business of the Company's insurance subsidiaries is subject to regulation and supervision by the insurance regulatory authority of each state in which the subsidiaries are licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe the type and amount of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the supervisory agencies.
Item 1. (continued)

The NAIC adopted, in December of 1992, a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) Total Adjusted Capital, which equals an insurer's statutory capital and surplus plus its Asset Valuation Reserve, plus half its liability for policyholder dividends, and (ii) Risk Based Capital. Risk Based Capital is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. The NAIC adopted a similar, though more elaborate model act for property/casualty insurers in December of 1993. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its Risk Based Capital), the Model Act provides for four different levels of regulatory attention:

"Company Action Level": Triggered if an insurer's Adjusted Capital is less than 100% but greater than or equal to 75% of its Risk Based Capital; requires the insurer to submit a plan to the appropriate regulatory authority that discusses proposed corrective action.

"Regulatory Action Level":  Triggered if an insurer's Adjusted
Capital is less than 75% but greater than or equal to 50% of its Risk Based Capital; authorizes the regulatory authority to perform a special examination of the insurer and to issue an order specifying corrective actions.

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

Since the Total Adjusted Capital levels of the Company's insurance subsidiaries currently exceed all of the action levels as defined by the NAIC's Model Acts, these Model Acts currently have no impact on the Company's operations or financial condition.

Although the federal government does not directly regulate insurance business, except with respect to Medicare supplement plans, legislation and administration policies concerning premiums, age and gender discrimination, financial services and taxation, among other areas, can significantly affect the insurance business.

Banking

The primary regulator of Providian Bancorp's consumer banking subsidiaries, First Deposit National Bank and Providian National
Bank,  is the Office of the

Comptroller of the Currency ("OCC"). The banks'deposits are insured by the Bank Insurance Fund of the FDIC and accordingly, the banks are subject to certain regulations of the FDIC. As members of the Federal Reserve System, the banks are also subject to regulation by the Board of Governors of the Federal Reserve System. Regulations of the OCC and other applicable federal regulatory agencies affect many areas of banking operations, including capital ratios, reserve requirements, the payment of dividends and permitted investments.

First Deposit National Bank must comply with certain restrictions under the Bank Holding Company Act in order to maintain its grandfathered status. These restrictions include a limitation on its ability to engage in certain new activities and a 7% annual cap on its asset growth. Providian National Bank's charter generally limits it activities to credit card operations. Notwithstanding their direct or indirect ownership of First Deposit National Bank and Providian National Bank, neither Providian Bancorp, Inc. nor the Company is a "bank holding company" within the meaning of the Bank Holding Company Act.

Item 1. (continued)


The relationship between Providian Bancorp's consumer banking subsidiaries and their customers is extensively regulated by federal and state consumer protection laws. The most significant laws include the federal Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting and Truth-in-Savings Acts. These laws impose disclosure requirements when a consumer credit loan is advertised, when it is extended and in connection with monthly billing statements, limit the liability of credit card holders for unauthorized use, prohibit certain discriminatory practices and limit the manner in which consumer credit reports may be used.

Holding Company

States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. The Company and its subsidiaries have registered as a holding company system pursuant to such legislation in Kentucky, Missouri, North Carolina, New York, Illinois and New Jersey.

Insurance holding company system statutes and rules impose various limitations on investments in subsidiaries and may require prior regulatory approval for the payment of dividends and other distributions in excess of statutory net gain from operations on an annual noncumulative basis by the registered insurance company to the holding company or its affiliates. The NAIC is seeking changes in state law which would further restrict the amount of dividends which could be paid without prior approval.

Separate Accounts

Separate accounts of the Company's subsidiaries which offer individual variable annuities are registered with the Securities and Exchange Commission under the
Investment Company Act of 1940 and are governed by the provisions of the Internal Revenue Code of 1986, as amended, pertaining to the tax treatment of annuities.






Item 1. (continued)

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

The Company's insurance subsidiaries differentiate themselves through progressive marketing techniques, product features, price, customer service, stability and reputation, as well as competitive credit ratings. The insurance subsidiaries maintain their competitive position by their focus on lower risk markets and efficient cost structure. Other competitive strengths include integrated asset/liability management, risk management and innovative product engineering.

The credit card and consumer revolving loan industry business in which Providian Bancorp's subsidiaries are engaged is highly competitive. The industry has recently experienced rising charge-offs and continued competitive pressure. Competitors continually refine their use of advertising, target marketing, balance transfers, pricing competition, incentive programs and changes in the terms of certain credit cards, including lowering the rate of interest charged on balances and adopting "tiered" or "risk-adjusted" or "performance-based" rates under which the annual percentage rate is lowered or raised for the issuer's most or least creditworthy customers.

In response to the competitive environment, Providian Bancorp's subsidiaries have implemented a variety of new programs to attract and retain customers, including reducing interest rates on selected accounts and marketing additional fee-based products. Providian Bancorp's subsidiaries have generally retained the right to alter various charges, fees and other terms with respect to consumer credit accounts. In addition, Providian Bancorp has experienced steady growth in its secured loan products and is increasing its efforts to offer additional products to underserved markets.

                              EMPLOYEES

The total number of persons employed by the Company and its subsidiaries is approximately 8,600.

                         FOREIGN OPERATIONS

Substantially all of the Company's operations are conducted in the United States.

ITEM 2.  PROPERTIES

Principal properties of the Company and its subsidiaries include home offices located in Louisville, Kentucky (Commonwealth Life) and Valley Forge, Pennsylvania (National Liberty and Providian Auto and Home Insurance), which are owned; and Louisville, Kentucky (Providian Corporation), Durham, North Carolina (Peoples Security and Capital Security) and San Francisco and Pleasanton, California (Providian Bancorp), which are leased.

ITEM 3.  LEGAL PROCEEDINGS

The last subsection titled "Legal Proceedings," of Note K -
Commitments and Contingencies on Page 57 of the 1995 Annual Report is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER
        MATTERS

    Common Stock Dividend and Market Data, and Quarterly Price
    Ranges of Common Stock and Dividends Per Common Share on page 20 and page 37 of the Annual Report for the year ended December 31, 1995 are incorporated by reference.

Item 6. SELECTED FINANCIAL DATA

    Selected Financial Data on pages 18 and 19 of the Annual Report for the year ended December 31, 1995, is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
        RESULTS OF OPERATIONS

    Consolidated Results and Analysis on pages 18 and 19, Results by Business Segment on pages 21 through 30, Asset Liability Management and Review on pages 30 through 36 and Liquidity and Capital Resources and Inflation on pages 36 and 37 of the Annual Report for the year ended December 31, 1995, are incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of Providian Corporation and Subsidiaries included on pages 39 through 58 and Quarterly Financial Data on page 20 of the Annual Report for the year ended December 31, 1995, are incorporated by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND
        FINANCIAL DISCLOSURE
    None.
PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Election of Directors on pages 3 through 5 of the Proxy
    Statement for the Annual Meeting of Stockholders to be held May 1, 1996, is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age        Principal Occupation and Business Experience

Irving W. Bailey II Chairman of the Board of Directors,
Age:  54            Providian Corporation, since November 1988,
                    and Chief Executive Officer, Providian
                    Corporation, since April 1988.  President,
                    Providian Corporation, from September 1987 to December 1994, and Chief Operating
                    Officer, Providian Corporation, September
                    1987 to April 1988.  Executive Vice
                    President and Chief Investment Officer,
                    Providian Corporation, from February 1981 to
                    September 1987.

Shailesh J. Mehta   President and Chief Operating Officer,
Age:  46            Providian Corporation, since December 1994.
                    Executive Vice President, Providian
                    Corporation, from August 1993 to December
                    1994.  Chairman and CEO, Providian Direct
                    Insurance from August 1993 to December 1994.
                    Also, President and CEO - Providian Bancorp, and Chairman of the Board, President and Chief Executive Officer of Providian
                    Bancorp, Inc. and subsidiaries from April
                    1988 to January 1995.  He served as
                    Executive Vice President and Chief Operating
                    Officer of Providian Bancorp from March 1986 until his election as its CEO.

Robert L. Walker    Senior Vice President - Finance and Chief
Age:  45            Financial Officer, Providian Corporation,
                    since August 1993.  He served as Vice
                    President and General Counsel, Providian
                    Corporation, from December 1991 to August
                    1993, and Vice President, Corporate Tax,
                    Providian Corporation, from March 1988 to
                    December 1991.

Steven T. Downey    Vice President and Controller, Providian
Age:  38            Corporation, since November 1993.  He served
                    as Director, Finance and Accounting -
                    Providian Capital Management, from January
                    1993 to November 1993, and Second Vice
                    President and Assistant Controller,
                    Providian Corporation, from August 1991 to
                    January 1993.  Prior to joining Providian
                    Corporation, he was with Ernst & Young LLP,
                    Certified Public Accountants, from 1978 to
                    1991.

James V. Elliott    Senior Vice President and General Counsel,
Age:  51            Providian Corporation, since January 1995.
                    General Counsel, Providian Bancorp, Inc., since 1989 and a Senior Vice President,
                    Providian Bancorp, Inc., from March 1993 through December, 1994. During 1993, he was also responsible for Providian Bancorp's emerging business operation.

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name and Age        Principal Occupation and Business Experience

William R. Gernert  President, Providian Capital Management,
Age:  37            since 1995. He joined Providian Corporation
                    in 1980 and spent the majority of his time in the investment area, first as a fixed income portfolio manager and then as head of the private placements/credit department. In
                    1990, he was named head of the institutional marketing group. In 1992, he was promoted to Managing Director and Chief Financial
                    Officer; and in 1994, in addition to his CFO responsibilities, he also resumed management responsibility for the group marketing group.

Lawrence Pitterman  Senior Vice President of Administration,
Age:  48            Providian Corporation, since January 1991.
                    Vice President, Human Resources, Providian
                    Bancorp, Inc. from July 1990 to December
                    1990; Vice President, Corporate
                    Communications, from 1989 to 1990; and Vice
                    President, First Deposit Savings Bank, from
                    1987 to 1989.

Robert S. Greer     Chief Operating Officer and President of
Age:  48            Agency Group since July 1995. He was
                    President of the Home Service Division of
                    United Insurance Company of America since
                    1991, while continuing to serve as President of Union National Life Insurance Company and
                    Union National Fire Insurance Company since
                    1985. These companies are owned by UNITRIN, Inc.

Elaine J. Robinson  Vice President and Treasurer, Providian
Age:  47            Corporation, since December 1991, Second
                    Vice President and Assistant Treasurer,
                    Providian Corporation, from November 1987 to
                    December 1991, and Second Vice President,
                    Corporate Finance, Providian Corporation, from August 1987 to November 1987.

Kathy Madden        Vice President and Corporate Auditor,
Age:  35            Providian Corporation since February 1996.
                    She was Director of Corporate Audit from
                    September 1993 to February 1996. Prior to joining Providian Corporation, she was with Coopers and Lybrand LLP, Certified Public
                    Accountants, from 1983 to 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name and Age        Principal Occupation and Business Experience

Frederick        C. Vice President and Chief Investment Officer,
Kessell             Providian Capital Management, since May
Age:  47            1993.  Managing Director, Chief Investment
                    Officer - Providian Capital Management, from
                    May 1989 to May 1993, and Vice President,
                    Fixed Income Securities - Providian Capital
                    Management, Providian Corporation, from May
                    1985 to May 1989.


Julie A. Montanari  President, Emerging Business, Providian
Age:  39            Bancorp, since 1995. She joined Providian
                    Bancorp as Vice President for product
                    development in 1985. In ten years with
                    Providian Bancorp, she has had
                    responsibility for all aspects of the
                    unsecured credit business including product development, credit management, marketing, and operations. She has also managed
                    Providian Bancorp's home loan, strategic protection and secured card businesses.

A. Sami Siddiqui    Executive Vice President - Providian
Age:  43            Bancorp, since January 1995. He originally
                    joined Providian Bancorp in 1985 as Vice
                    President, and for seven years, he managed various areas of unsecured spread business, including product development, market management, and the marketing services group. He was later promoted to Senior Vice
                    President. He worked as an independent
                    consultant from July 1992 through December
                    1994.

David B. Smith      Senior Vice President and Chief Technology
Age:  44            Officer - Providian Bancorp, since January
                    1995. Senior Vice President of Providian
                    Direct Insurance during 1994. Started at
                    Providian Bancorp in 1986 as Vice President of Systems and Operations and held increasing responsibility ending as Senior
                    Vice President of Unsecured Lending in 1993.
                    Prior to joining Providian Corporation, he was with Bank of America from 1975 to 1986 as Vice President and Risk Management
                    Director.


Item 11.    EXECUTIVE COMPENSATION

    Compensation of Directors and Executive Officers on pages 6 through 12 of the Proxy Statement for the Annual Meeting of
    Stockholders  to  be  held  May  1,  1996,  is  incorporated   by
    reference.

Item  l2.     SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

    Security Ownership of Certain Beneficial Owners and Management on pages 1 and 2 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 1996, are incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


PART IV

Item  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

        (a)(1) and (2)--The response to these portions of Item 14 is submitted as a separate section of this report.

        (a)(3)--The response to this portion of Item 14 is submitted as a separate section of this report.

        (b)None.

    (c) Exhibits are submitted as a separate section of this report.

        (d)Financial statement schedules are submitted as a separate section of this report.
                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, and the Commonwealth of Kentucky, on the 21st day of February 1996:

                                       PROVIDIAN CORPORATION

                                        Irving W. Bailey II
                                        Irving W. Bailey II
                                           Chairman and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 21st day of February 1996:

        SIGNATURE                                 TITLE




        Irving W. Bailey II             Chairman, Chief Executive
        Irving W. Bailey II                Officer and Director



        Shailesh J. Mehta               President, Chief Operating
        Shailesh J. Mehta                  Officer and Director



        Robert L Walker                 Senior Vice President and
        Robert L. Walker                 Chief Financial Officer



        Steven T. Downey              Vice President and Controller
        Steven T. Downey


        John L. Clendenin                        Director
        John L. Clendenin



        John M. Cranor III                       Director
        John M. Cranor III



        Joseph F. Decosimo                       Director
        Joseph F. Decosimo



        Lyle Everingham                          Director
        Lyle Everingham
        SIGNATURE                                 TITLE



      Raymond V. Gilmartin                       Director
      Raymond V. Gilmartin



      J. David Grissom                           Director
      J. David Grissom



      Watts Hill, Jr.                            Director
      Watts Hill, Jr.



      Ned C. Lautenbach                          Director
      Ned C. Lautenbach



      F. Warren McFarlan                         Director
      F. Warren McFarlan



                                                 Director
      Martha R. Seger



      Larry  D. Thompson                         Director
      Larry D. Thompson

















                     ANNUAL REPORT ON FORM 10-K

               ITEM l4(a)(1), (2) and (3), (c) and (d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    FINANCIAL STATEMENT SCHEDULES

                     LIST AND INDEX OF EXHIBITS

                    YEAR ENDED DECEMBER 31, 1995

                        PROVIDIAN CORPORATION

                        LOUISVILLE, KENTUCKY


FORM 10-K--ITEM 14(a)(1) and (2)

PROVIDIAN CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Providian
Corporation and Subsidiaries, included on pages 39 through 58 of the Annual Report for the year ended December 31, 1995, are incorporated by reference in Item 8:

                                                      Page

     Consolidated Statements of Income -
       Years Ended December 31, 1995, 1994 and 1993     39

     Consolidated Statements of Financial Condition -
       December 31, 1995 and 1994                      40 - 41

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1995, 1994 and 1993     42

     Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1995, 1994 and 1993      43

     Notes to Consolidated Financial Statements        44 - 58

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providian Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note B to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.


ERNST & YOUNG LLP

/s/ Ernst and Young LLP

Louisville, Kentucky
February 5, 1996

        SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                          IN RELATED PARTIES

      PROVIDIAN CORPORATION AND
                   SUBSIDIARIES

                                   December
                                   31, 1995
                                                            Amount
                                                            Shown
                                                              in
                                                          Statements of
                                 Amortized     Market     Financial
                                     Cost       Value     Condition
Type of Investment                 (Dollars in millions)

  Debt securities:
    Bonds:
     US government &
      government agencies         $   1,872    $ 1,934    $    1,934

      State and municipal               679        748           748

      Foreign governments               162        177           177

      Public utilities                  533        549           549

      Industrial and
        miscellaneous                  6,843      7,281        7,281
                                    --------------------------------
    Total bonds                      10,089      10,689       10,689

    Redeemable preferred stocks          15          16           16
                                    ---------------------------------
        Total debt securities        10,104      10,705        10,705
                                   ----------------------------------
                                   ----------------------------------
  Equity securities:
    Common stocks:
     Industrial and miscellaneous        26           26          26
    Nonredeemable preferred
        stocks                           436         427         427
                                    --------------------------------
      Total equity securities            462         453         453
                                    --------------------------------
                                    --------------------------------

Trading account securities         XXXXXXXXX         105         105


Commercial mortgage loans              2,740    XXXXXXXX       2,740


Residential mortgage loans            3,063    XXXXXXX         3,063


Policy loans                            454    XXXXXXXX           454


Consumer loans                        3,091    XXXXXXX          3,091


Real estate <F1>                         60      XXXXXXX           60

Other long-term investments             320    XXXXXXX            320

Short-term investments                  225    XXXXXXX            225
                                  -----------------------------------

Total Investments                 $  20,519                $   21,216
                                 ------------------------------------
                                 ------------------------------------

<F1> Includes real estate taken in foreclosure of $52 million in our mortgage loan portfolio.

        SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF FINANCIAL
CONDITION                                     December  31
                                            1995         1994
                                          (Dollars in millions)
Assets
  Cash and cash equivalents              $    55      $    89
  Investments:
    Investments in and advances
      to subsidiaries <F1>                 3,841        2,673

    Short-term investments                    15           14

  Notes receivable from subsidiaries<F1>      56          364

  Accrued interest and accounts receivable
    from subsidiaries <F1>                     8           12

  Other assets                                58           48
                                          -------------------
Total assets                              $4,033      $ 3,200
                                         --------------------
                                         --------------------
Liabilities and Shareholders' Equity:

Liabilities
  Notes, accounts payable and other
    liabilities to subsidiaries <F1>     $   197      $   199

  Short-term borrowings                       50           50

   Other liabilities                          49           72

   Long-term debt                            721          694
                                         ---------------------
Total liabilities                          1,017         1,015


Redeemable cumulative preferred stock
   held by subsidiary <F1>                    55            63


Commitments and Contingencies

Shareholders' equity
  Common stock                                115           115

  Additional paid-in capital                   50            57

  Retained earnings                           420           262

  Equity in undistributed earnings
    of subsidiaries                         2,350          2,251

  Equity in net unrealized investment
    gain(loss) of subsidiaries                 359          (344)

  Common stock held in treasury - at cost     (330)         (214)

  Unearned restricted stock                     (3)           (5)


Total shareholders' equity                    2,961         2,122

                                            ---------------------
Total liabilities and shareholders' equity   $4,033      $ 3,200
                                            ---------------------
                                            ----------------------

<F1> Eliminated in consolidation.

See notes to condensed financial
statements.


         SCHEDULE II--CONDENSED FINANCIAL
    INFORMATION OF REGISTRANT - CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME             Year Ended December 31
                                           1995      1994     1993
                                            (Dollars in millions)
Revenues
  Dividends from subsidiaries <F1>         $270      $236      $200
  Interest on notes receivable from
    subsidiaries <F1>                        47        47        48
  Management and service fees <F1>           35        28        25
  Investment and other income, net            3         1         2
                                          -------------------------
Total revenues                              355       312       275

Expenses
  Operating expenses                         43        40        38
  Interest expense                           65        60        54
  Interest expense on notes payable to
    subsidiaries <F1>                        15        13         6
                                         --------------------------
Total expenses                              123       113        98

Income before federal income tax
  benefit and equity in undistributed net
  income from subsidiaries                  232       199       177
Federal income tax benefit                   14        17        13
                                         ---------------------------
Income before equity in undistributed
  net income of subsidiaries                246       216       190

Equity in undistributed net income
  of subsidiaries                            99        85       133
                                         ---------------------------
Net income                                 $345      $301      $323
                                         ---------------------------
                                         ---------------------------
<F1> Eliminated in consolidation.

See notes to condensed financial
statements.



          SCHEDULE II--CONDENSED FINANCIAL
     INFORMATION OF REGISTRANT - CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS          Year Ended December 31
                                            1995       1994    1993
                                           (Dollars in millions)
Net Cash Flows provided by Operating
Activities                                   $221      $223     $199

Cash Flows from Investment Activities:
  Change in short term investments             (1)      (14)      -

  Changes in investments in and advances
    to subsidiaries <F1>                      (58)      (27)    (102)

  Changes in operating property                 -         1       (2)


Net Cash Flows used in Investment
Activities                                   (59)      (40)    (104)

Cash Flows from Financing Activities:
  Issuance of long-term debt                  111       107        -
  Repayment of long-term debt                (84)         -        -

  Redemption of preferred stock                 -      (100)       -

  Redemption of redeemable cumulative
    preferred stock <F1>                      (8)       (8)      (6)

  Purchase of common stock for treasury     (143)     (139)       -

  Dividends                                  (86)      (82)     (81)

  Proceeds from exercise of stock options      14         4        8
  Change in notes payable to subsidiaries<F1>   -       125      (14)


Net Cash Flows used in Financing
Activities                                  (196)      (93)     (93)

Net Increase (Decrease) in Cash and
  Cash Equivalents or Cash Overdraft
during Year                                  (34)       90        2
Cash and Cash Equivalents (Cash Overdraft)
  at Beginning of Year                         89       (1)      (3)

Cash and Cash Equivalents (Cash Overdraft)
  at End of Year                             $ 55      $ 89     $(1)

<F1> Eliminated in consolidation.
See notes to condensed financial
statements.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A  Basis of Presentation

In the parent company only condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since date of acquisition. The condensed financial statements of the parent company should be read in conjunction with the Consolidated Financial Statements and related Notes of Providian Corporation and Subsidiaries.

Note B   Federal Income Tax

The Company files a consolidated federal income tax return with certain of its subsidiaries. The federal income tax benefit in the accompanying condensed financial statements reflects the Company's allocable share of the consolidated income tax provision. See Note G to the Consolidated Financial Statements of Providian Corporation and Subsidiaries for a description of the components of the consolidated federal income tax provision.

Note C  Note Payable to Providian LLC

In May 1994, Providian LLC was formed and capitalized through the purchase of common shares by the Company. On May 12, 1994 Providian LLC completed the issuance of 4,000,000 shares of Cumulative Monthly Income Preferred Stock (MIPS) at $25 per share. The total proceeds of $126,600,000 from the issuance of the MIPS and the common stock were subsequently lent to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series F. The note receivable from the Company that results from such loans constitutes the only material assets of Providian LLC. The MIPS are redeemable at the option of Providian LLC (with the Company's consent) in whole or in part on or after May 31, 1999 at a redemption price of $25 per share plus accumulated and unpaid dividends. Upon liquidation of Providian LLC, the holders of the MIPS are entitled to $25 per share plus accumulated and unpaid dividends. The MIPS pays monthly dividends at an annual rate of
8.875 percent. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC. The note payable to Providian LLC is included in Notes, accounts payable and other liabilities to subsidiaries in the accompanying Condensed Statement of Financial Condition.

Note D   Long-Term Debt

Long-term debt of the Company at December 31, 1995 and 1994 consisted of Debentures and Notes in the amount of $720,830,000 and $694,250,000, respectively. See Note H to the Consolidated Financial Statements of Providian Corporation and Subsidiaries for a description of the terms and aggregate maturities of the Company's long-term debt.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E  Common Stock

During 1995 and 1994, the Company announced plans to repurchase a total of 9.5 million shares of the Company's common stock on the open market. Through December 31, 1995, the Company repurchased 8,244,000 shares (3,910,000 shares in 1995 and 4,334,000 shares in 1994) at an aggregate cost of $281,990,000 ($143,199,000 in 1995 and $138,791,000 in 1994). Between January 1, 1996 and February 5, 1996, the Company repurchased an additional 639,000 shares at an aggregate cost of $27,017,000.

Note F  Preferred Stock

The Company has 6,000,000 shares of preferred stock, par value $5, authorized for issuance in series.

Redeemable Cumulative Preferred Stock Held By Subsidiary
The Company has designated 667,400 shares of preferred stock as redeemable cumulative preferred stock to be issued in different series with varying annual dividend rates. The shares outstanding at December 31, 1995 and 1994 were 547,400 and 627,400, respectively. The subsidiary has the right, on an annual basis, to waive receipt of dividends and has waived any dividends payable through 1995. The characteristics of the redeemable preferred stock are as follows:

                                    Shares outstanding
        Dividend   Shares    Year      at December 31     Period
Series    rate   authorized  issued   1995     1994     redemption

   B     12.25%     41,000  1980    41,000     49,200  1991-2000
   C     14.00%     90,000  1981    90,000    105,000  1992-2001
   D     15.00%     70,000  1982    70,000     80,000  1993-2002
   E     14.25%    105,000  1982    105,00    120,000  1993-2002
                                         0
   G     12.00%    211,000  1983    91,000    104,000  1993-2002
   H     11.50%     80,000  1984    80,000     90,000  1994-2003
   I     12.00%     70,400  1984    70,400     79,200  1994-2003
                   667,400         547,400    627,400


Mandatory pro-rata sinking fund payments are required to redeem 10% of each series of redeemable preferred stock annually, beginning approximately ten years after issuance at $100 per share. As the shares are redeemed, they are retired thereby reducing the total authorized shares of each series. The Company redeemed the following shares of cumulative preferred stock in 1995: 8,200 of the Series B; 15,000 of the Series C; 10,000 of the Series D; 15,000 of the Series E; 13,000 of the Series G; 10,000 of Series H; and 8,800 of Series I. The aggregate amount of mandatory pro-rata sinking fund payments required for redemption of the redeemable preferred stock in each of the following years are: 1996-$8,000,000; 1997-$8,000,000;
1998-$8,000,000, 1999-$8,000,000 and 2000-$8,000,000.  The Company
shall have the annual non-cumulative option to double any sinking fund payment subject to an aggregate limitation of 25% of the total issue. The redeemable preferred stock is non-callable for approximately ten years and callable thereafter at $105 per share plus accrued dividends. However, in the event the Company is required to obtain approval of a specified percentage of the holders of the issue to effect a merger, consolidation, or sale of assets and such

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

approval is denied, then the Company may redeem the preferred stock in its entirety at $100 per share plus accrued dividends.

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

Note H   Contribution of Note Receivable to Subsidiary

On December 29, 1995, the Company made a non-cash investment of $307.7 million into one of its wholly-owned subsidiaries. This investment was made through the contribution to the subsidiary of a note receivable held by the Company.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1995 - (Dollars in millions)


                       Deferred                           Policy
                       policy & loan                      and
                       acquisition  Benefit      Unearned contract Premium
    Segment            costs<F1>    reserves<F2> premiums claims   income
Providian Agency Group:
  Life                $   801       $ 2,496      $   -    $  19    $ 359
  Health                   72        103                     15       60
  Other product lines       2        191                      3       28                                16       5
                      -----------------------------------------------------
    Total                 875      2,790                     37      447

Providian Direct
Insurance:
  Life                    477         739                    22      320
  Health                  223         109                    26      180
  Property & casualty      55                   55          118      175
  Other product lines       6          31                     1        7
                      -----------------------------------------------------
     Total                761         879       55          167      682

Providian Bancorp          35
Providian Capital
 Management                64      12,692                     2       66
Corporate and Other         2
                     -------------------------------------------------------
   Consolidated      $  1,737    $ 16,361     $ 55        $ 206    1,195
                    ========================================================

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1995 - (Dollars in millions)

                                  Benefits     Amortization
                                  claims, and  of deferred Commissions
                        Net       increase in  policy      and
                       investment benefit      acquisition expenses, Premiums
    Segment            income<F3> reserves<F4> costs<F5>   net <F3>  written
Providian Agency Group:
  Life                  $  261     $  268       $  76       $    96
  Health                    10         43          10            17    $ 60
  Other product lines       18         32                        16       5
                      -----------------------------------------------
    Total                  289         34          86           129

Providian Direct
Insurance:
  Life                      65        220           55            37
  Health                    13         83           39            38     182
  Property & casualty       16        143           11            31     177
  Other product lines        3          6            1             5
                      -------------------------------------------------
     Total                  97        452          106           111

Providian Bancorp          457        106           16           432
Providian Capital
 Management                968        856           35            59
Corporate and Other         50                      (2)           33
                     -----------------------------------------------------
   Consolidated        $ 1,861    $ 1,757      $   241        $  764
                     ===================================================

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1994 - (Dollars in millions)


                         Deferred                            Policy
                         policy & loan                       and
                         acquisition  Benefit      Unearned contract Premium
  Segment                costs <F1>   reserves<F2> premiums claims   income
Providian Agency Group:
  Life                   $ 806       $ 2,361       $        $ 16      $ 348
  Health                    75           102                  14         62
  Other product lines        2           193                   3         30
                        -----------------------------------------------------
    Total                  883         2,656                  33        440
Providian Direct
Insurance:
  Life                     444        681                  21          308
  Health                   213        115                  27          186
  Property & casualty       48                     53     119          176
  Other product lines        7         32                   1            6
                       ------------------------------------------------------
     Total                 712        828          53     168          676

Providian Bancorp           23
Providian Capital
Mangement                  145     12,638                   2           25
Corporate and Other                     1
                      -----------------------------------------------------
   Consolidated       $  1,765   $ 16,123       $  53  $  203       $1,141
                      =====================================================

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1994 - (Dollars in millions)

                                 Benefits     Amortization
                                 claims, and  of deferred  Commissions
                       Net       increase in  policy       and
                       investment benefit      acquisition expenses, Premiums
  Segment              income<F3> reserves<F4> costs <F5>  net <F3>  written
Providian Agency Group:
  Life                   $ 252    $   249       $  78       $  94
  Health                     9         44           7          16     $ 63
  Other product lines       19         40                      13        6
                       ------------------------------------------
    Total                  280        333          85         123
Providian Direct
Insurance:
  Life                      61         216          52          41
  Health                    13          82          37          40      189
  Property & casualty       16         143           9          33      175
  Other product lines        3           6           1           6
                       -------------------------------------------------
     Total                  93         447          99         120

Providian Bancorp          322          71          40         301
Providian Capital
Mangement                  848         681          42          48
Corporate and Other         52                                  30
                      --------------------------------------------------
   Consolidated         $1,595    $  1,532        $ 270      $ 622
                      ===================================================



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1993 - (Dollars in millions)


                       Deferred                          Policy
                       policy & loan                     and
                       Acquisition  Benefit     Unearned contract Premium
   Segment             costs <F1>  reserves<F2> premiums claims   income
Providian Agency Group:
  Life                 $    767    $ 2,257     $         $ 19      $ 344
  Health                     72        102                 14         66
  Other product lines         3        187                  4         37
                       ---------------------------------------------------
    Total                   842      2,546                 37        447

Providian Direct
 Insurance:
  Life                      417        622                 21        299
  Health                    209        125                 32        198
  Property & Casualty        35                   47      116        144
  Other product lines        12         32                  1          7
                        --------------------------------------------------
     Total                  673        779        47      170        648

Providian Bancorp            33
Providian Capital
 Management                 109     11,718                  2         71
Corporate and Other                      4                  2          2
                       ---------------------------------------------------
   Consolidated        $  1,657    $15,047      $ 47   $  211    $ 1,168
                      ====================================================



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES

Year Ended December 31, 1993 - (Dollars in millions)


                                  claims, and  of deferred Commissions
                        Net       increase in  policy      and
                       investment benefit      acquisition expenses, Premiums
   Segment             income<F3> reserves<F4> costs<F5>   net<F3>   written
Providian Agency Group:
  Life                  $  249    $ 239        $   74      $   96
  Health                     9       47             7          15       $ 65
  Other product lines       23       45             0          15         11
                       --------------------------------------------
    Total                  281      331            81         126

Providian Direct
 Insurance:
  Life                      61      207            51          48
  Health                    14       82            38          45         200
  Property & Casualty       16      117             7          29         146
  Other product lines        4        7             6          14
                       ---------------------------------------------
     Total                  95      413           102         136

Providian Bancorp          317       85            81         236
Providian Capital
 Management                724       608           39          52
Corporate and Other         44       (5)                       24
                       --------------------------------------------
   Consolidated         $1,461  $  1,432         $ 303     $  574
                      ==============================================


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



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number   Page

     (3)      Certificate of Incorporation as          3.1      -
              amended on December 5, 1995.
              (Provided as part of electronic
              submission.)

     (3)      By-Laws of Providian Corporation as      3.2      -
              amended on February 17, 1988.
              (Incorporated by reference as
              Exhibit 3.3 of the Company's Annual
              Report on Form 10-K for the year
              ended December 31, 1989, SEC File
              No. 1-6701.)

     (4)      Indenture dated April 1, 1983            4.1      -
              between the Company and Connecticut
              National Bank (as successor to
              National Westminster Bank USA) for
              Debt Securities (which now are 8
              3/4% Sinking Fund Debentures due
              January 15, 2017 and Medium Term
              Notes due 1995 to 2022).
              (Incorporated by reference as
              Exhibit 4.2 to Registration
              Statement on Form S-3, Registration
              No. 2-82957 filed with the
              Commission on April 8, 1983.)

     (4)      Supplemental Indenture, dated            4.2      -
              September 1, 1989, between the
              Company and Connecticut National
              Bank (as successor to National
              Westminster Bank USA), Supplements
              the Indenture dated April 1, 1983,
              between the Company and Connecticut
              National Bank (as successor to
              National Westminster Bank USA).
              (Incorporated by reference as
              Exhibit 4.1 of Form 8-K dated
              September 18, 1989, SEC File No. 1-
              6701.)

     (4)      Providian Corporation 1987               4.3      -
              Shareholder Rights Agreement as
              amended on November 4, 1992.
              (Incorporated by reference as
              Exhibit 4.5 of the Company's Annual
              Report on Form 10-K for the year
              ended December 31, 1992, SEC File
              No. 1-6701.)
FORM 10-K--ITEM 14(a)(3) AND (c)

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
              Company and Irving W. Bailey II.
              (Incorporated by reference as
              Exhibit 10.6 of the Company's Annual
              Report on Form 10-K for the year
              ended December 31, 1987, SEC File
              No. 1-6701.)*
FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)


Reference
Number Per                                           Exhibit
Exhibit Table Description of Exhibit                 Number   Page

    (10)      Descriptions of Company's Management   10.5      -
              Incentive Plan, Providian Bancorp's
              Annual Incentive Plan and Company's
              Long-Term Incentive Plan.
              (Incorporated by reference to the
              descriptions of the Incentive
              Compensation Plans as described on
              Pages 6 and 7 of the Proxy Statement
              for the Annual Meeting of
              Stockholders held May 1, 1992, SEC
              File No. 1-6701.)*

    (10)      Providian Corporation 1989 Stock       10.6      -
              Option Plan, through August 7, 1991.
              (Incorporated by reference as
              Exhibit 10.6 of the Company's Annual
              Report on Form 10-K for the year
              ended December 31, 1990, SEC File
              No. 1-6701.)*

    (10)      Amendment to Employment Agreement      10.7      -
              between the Company and Irving W.
              Bailey II.  (Incorporated by
              reference as Exhibit 10.7 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31,
              1989, SEC File No. 1-6701.)*

    (10)      Employment Agreements between the      10.8      -
              Company and Shailesh J. Mehta and
              Lawrence Pitterman.  (Incorporated
              by reference as Exhibit 10.9 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31,
              1990, SEC File No. 1-6701.)*

    (10)      Employment Agreements between the      10.9      -
              Company and Frederick C. Kessell and
              Robert L. Walker.  (Incorporated by
              reference as Exhibit 10.11 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31,
              1991, SEC File No. 1-6701.)*

    (10)      Providian Bancorp Equity Unit Plan.   10.10      -
              (Incorporated by reference as
              Exhibit 10.12 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1991, SEC
              File No. 1-6701.)*

FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                          Exhibit
Exhibit Table  Description of Exhibit               Number    Page

    (10)      Providian Corporation Deferred        10.11      -
              Compensation Plan for Deferral of
              Payments under the Providian
              Corporation Management Incentive
              Plan.  (Incorporated by reference as
              Exhibit 10.13 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1991, SEC
              File No. 1-6701.)*

    (10)      Providian Corporation Deferred        10.12      -
              Compensation Plan under the
              Providian Corporation Long-Term
              Incentive Plan.  (Incorporated by
              reference as Exhibit 10.14 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31,
              1991, SEC File No. 1-6701.)*

    (10)      Providian Bancorp Deferred            10.13      -
              Compensation Plan under the
              Providian Bancorp Annual Incentive
              Plan.  (Incorporated by reference as
              Exhibit 10.15 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1991, SEC
              File No. 1-6701.)*

    (10)      Descriptions of Providian             10.14      -
              Corporation Supplemental Non-
              qualified Thrift Savings Plan and
              Non-qualified Pension Agreements.
              (Incorporated by reference to the
              descriptions of the Retirement Plans
              and Thrift Savings Plan as described
              on pages 7 through 9 of the Proxy
              Statement for the Annual Meeting of
              Stockholders held May 1, 1992, SEC
              File No. 1-6701.)*

    (10)      Providian Corporation Stock           10.15      -
              Ownership Plan (Incorporated by
              reference as Exhibit 10.17 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31,
              1992, SEC File No. 1-6701.)*

    (10)      1994 Amendments to 1989 Stock Option  10.16      -
              Plan.  (Incorporated by reference as
              Exhibit 10.17 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1994.)*

    (10)      Employment Agreement between the      10.17      -
              Company and James V. Elliott.
              (Incorporated by reference as
              Exhibit 10.18 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1994.)*

FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                          Exhibit
Exhibit Table  Description of Exhibit                Number    Page


    (10)      Operating and Policy Committee        10.18      -
              Deferred Compensation Plan.
              (Incorporated by reference as
              Exhibit 10.19 of the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1994.)*

    (10)      Employment agreement between the      10.18      -
              Company and William R. Gernert.
              (Incorporated by reference as
              Exhibit 10.1 of the Company's
              Quarterly Report on Form 10-Q for
              the period ended June 30, 1995.)*

    (10)      Employment agreements between the     10.19      -
              Company and Julie A. Montanari and
              Robert S.Greer. (Provided as part of
              electronic transmission.)*

    (10)      Providian Corporation's 1995 Stock    10.20      -
              Option Plan. (Incorporated by
              reference as Appendix A of the
              Company's 1995 Proxy Statement.)

    (10)      Revolving Credit Facility Agreement   10.21      -
              between the Company and various
              domestic and international banks,
              effective date August 21, 1995.
              (Provided as part of electronic
              submission.)

    (10)      Revolving Credit Agreement between    10.22      -
              Providian Bancorp, Inc. and various
              domestic and international banks, as
              amended and restated on October 10,
              1995. (Provided as part of
              electronic submission.)

    (12)      Computation of ratio of earnings to    12.1     37
              fixed charges (Provided as part of
              electronic transmission.)

    (13)      Portions of the Annual Report for      13.1      -
              the year ended December 31, 1995.
              (Provided as part of electronic
              transmission.)

FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                          Exhibit
Exhibit Table Description of Exhibit                Number    Page


    (21)      List of subsidiaries.  (Provided as    21.1     39
              part of electronic transmission.)

    (23)      Consent of independent auditors.       23.1     42
              (Provided as part of electronic
              transmission.)

    (27)      Financial Data Schedule.  (Provided    27.1      -
              as part of electronic transmission.)

* This indicates a management contract or compensatory plan or arrangement.