Form 10-Q
period 1996-03-31
PROVIDIAN CORP
filed 1996-05-13
CIK 17206

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
For the period ended  March 31, 1996
                               or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from                         to



Commission file   1-6707
Number


                     Providian Corporation
    (Exact name of Registrant as specified in its charter)


       Delaware                                   51-0108922
    (State or other                                 (I.R.S.
    jurisdiction of                                Employer
   incorporation or                             Identification
     organization)                                   No.)


     400 West Market Street,                         40202
      Louisville, Kentucky
 (Address of principal executive                  (Zip Code)
            offices)


Registrant's telephone number, including area    (502) 560-2000
code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes  X  No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996.

             Class                             Shares Outstanding
 Common Stock, $1.00 par value                     93,459,038


Part I - FINANCIAL
INFORMATION
Item 1. Financial Statements

 PROVIDIAN CORPORATION AND
        SUBSIDIARIES
   CONDENSED CONSOLIDATED
  STATEMENTS OF FINANCIAL
         CONDITION

                                March 31,    December
                                  1996          31,
                               (Unaudited      1995
                                    )
                                (Amounts
                                   in
                                millions)
Assets
Investments:
           Bonds and stocks,
          available for sale
          (Amortized cost of
         $10,328 and $10,566
           in 1996 and 1995,
               respectively)       $10,536      $11,158

  Trading account securities           107         105

  Commercial mortgage loans          2,771       2,740

  Residential mortgage loans         3,025       3,063

  Consumer loans, net                2,560       2,968
     Consumer loans held for
              securitization           790         123

  Policy loans                         447         454

  Other investments                    550         605

           Total Investments        20,786      21,216


  Cash and cash equivalents            713         708
    Deferred policy and loan
           acquisition costs         1,512       1,481
       Value of insurance in
             force purchased           253         256

  Goodwill                             212         214

  Separate account assets            2,310       2,070

  Other assets                         935         894

                Total Assets       $26,721      $26,839

             Liabilities and
        Shareholders' Equity
Liabilities:
  Benefit reserves and other
          policy liabilities      $ 9,775      $ 9,894
  Policyholder contract
deposits                             6,592       6,858

  Banking deposits                   2,435       2,158
  Separate account
liabilities                          2,310       2,070
  Long-term debt issued by:

    Corporate                          752         721

    Bancorp                             50           -
  Deferred federal income
tax                                    375         505

  Other liabilities                  1,562       1,572

           Total Liabilities        23,851      23,778

Commitments and
Contingencies

           Company-Obligated
      Mandatorily Redeemable
     Preferred Securities of
               Providian LLC           100         100

Shareholders' Equity:

  Common stock, $1 par                 115         115

  Additional paid-in capital            48          50
  Net unrealized investment
gain                                   129         359

  Retained earnings                  2,850       2,770
        Common stock held in
         treasury - at cost:
    1996 - 21,779 shares;
    1995 - 20,967 shares             (366)       (330)

  Unearned restricted stock            (6)         (3)

  Total Shareholders' Equity         2,770       2,961

       Total Liabilities and
        Shareholders' Equity        26,721      26,839


      See notes to condensed
      consolidated financial
                 statements.

Item 1. (continued)
      PROVIDIAN CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED)


Three Months Ended March 31                          1996         1995

                                                   (Amounts in  millions,
                                                   except per common share)

Revenues:
  Premiums and other considerations                 $ 299          $ 295

  Investment income, net of expenses                  468            454

  Consumer loan servicing fees                         67             50

  Realized investment gain (loss)                       5            (34)

  Other income, net                                    42             33

                                    Total Revenues    881            798


Benefits and Expenses:
  Benefits and claims                                  236           229

  Increase in benefit and contract reserves            191           206

  Commissions, net                                      22            19

  General, administrative and other expenses, net      177           157

          Amortization of deferred policy and loan
                                 acquistion costs,
         value of insurance in force purchased and
                                          goodwill      77           59

  Interest expense                                      29           26

                       Total Benefits and Expenses     732          696


                  Income before Federal Income Tax     14            102


Federal Income Tax                                     45            31


  Net Income before Dividends on Company-Obligated
                                       Mandatorily
Redeemable Preferred Securities of Providian LLC      104           71


Dividends on Preferred Stock of
  Consolidated Subsidiary                               1             1


                                        Net Income    $103        $  70


                       Net Income per Common Share   $1.09        $ .72


Cash Dividends per Common Share                        $.25        $.225


Weighted Average Number of Common Shares
  Outstanding During the Period                        93.9         97.2


See notes to condensed consolidated financial statements.

Item 1.  (continued)
  PROVIDIAN CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH
             FLOWS (UNAUDITED)

Three Months Ended March 31                     1996     1995
                                              (Dollars in
                                                millions)

Net Cash Flows provided by Operations            369       403


Cash Flows from Investment Activities:
  Investments sold or matured                  2,415       946

  Cost of securities and mortgage loans
acquired                                      (2,057)    (1,215)

  Additions to operating property               (11)         (6)

  Net increase in consumer loans               (662)       (479)

  Securitization of consumer loans              375           -

  Purchase of securitized consumer loans          -         (41)

  All other investment activities               (15)          2


       Net Cash Flows provided by (used in)
                      Investment Activities       45       (793)

Cash Flows from Financing Activities:
      Net increase (decrease) in short-term
                                 borrowings    (119)         92

  Policyholder contract deposits                298       695
  Withdrawals of policyholder contract
deposits                                       (893)     (709)

  Policyholder contract deposits                277       262
  Issuance of long-term debt by:

     Corporate                                   56        25
     Bancorp                                     50        -

  Repayment of long-term debt                   (25)       -

  Net borrowings from revolving line of
credit                                            15        75
  Purchase of common stock for treasury          (50)      (37)

  Dividends                                       (23)      (22)

  Proceeds from exercise of stock options           5         3


       Net Cash Flows provided by (used in)
                       Financing Activities      (409)        384

   Net Increase (Decrease) in Cash and Cash
                                Equivalents        5         (6)

  Cash and Cash Equivalents at Beginning of
                                     Period      708       573

 Cash and Cash Equivalents at End of Period     $713       $567


        See notes to condensed consolidated
                      financial statements.




             PROVIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1995 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

B. Per common share amounts have been calculated using net income divided by the weighted average number of common shares outstanding during the three-month period. Fully diluted net income per common share is not presented as it approximates net income per common share.

C. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1996 of $375.0 million At March
     31, 1996, there were $790.0 million of consumer loans in process of securitization. Total unsecured consumer receivables outstanding under securitization plans were $3.7 billion at March 31, 1996.

D. An analysis of the allowance for loan losses on consumer and mortgage loans for the three-month period ended March 31, 1996 and 1995 is as follows:

                                 Consumer      Mortgage
Three Months Ended March 31  1996  1995   1996   1995
                                (Dollars in millions)

Balance at beginning of       $93   $76   $50   $52
period
Current period provision       28     8     2     3
Current period chargeoffs,
    net of recoveries        (23)  (15)     -    (2)               -

Balance at end of period      $98   $69   $52   $53


E. During the three months ended March 31, 1996, the Company issued $56.0 million of Series D medium-term notes with maturities of 10 to 30 years and interest rates ranging from 6.31% to 7.44%. In addition, long-term debt totaling $25.0 million matured through March 31, 1996.

     During the three months ended March 31, 1996, Providian
     Bancorp issued $50.0 million of notes with a maturity of three years and an interest rate of 5.74%.

F. During the three months ended March 31, 1996, the Company repurchased 1,151,500 shares of its common stock at an average price of $43.38 per share. Subsequent to March 31, 1996 and through May 6, 1996, the Company repurchased 104,480 additional shares at an average price of $45.45 per share.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This item presents specific comments on material changes to the Company's results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Results of Operations

The following discussion compares the results of operations for the three months ended
March 31, 1996 to the three months ended March 31, 1995.

Consolidated Results

Providian's net income for the quarter ended March 31, 1996 was $1.09 per common share, up 51.4% from the $.72 per common share reported last year. Net income included pretax realized gains of $4.5 million, comprised of realized gains on investment and securities of $6.1 million and $1.6 million in provisions for mortgage loan losses. Pretax realized losses for the three months ended March 31, 1995 were $34.2 million.

Earnings, as discussed herein, exclude realized investment gains and losses, net of related deferred acquisition cost amortization and tax. Earnings for the three months ended March 31, 1996 were $1.07 per common share, up 11.5% from the same period last year. The discussion included under "Business Segment Results" highlights the key items which contributed to the overall growth in earnings.

Revenues, as discussed herein, exclude realized investment gains and losses. Consolidated revenues for the three months were $876.0 million, up 5.3% from the $831.7 million reported in the prior year, primarily due to higher revenues at Providian Bancorp. Investment income increased $14.3 million, or 3.1%, and consumer loan servicing fees increased $17.0 million, or 34.1%, both due to significant growth in total managed loans at Providian Bancorp. Other income increased by $9.2 million, or 28.3%, due to growth in fee-based income as the Company continues to focus on building its fee-based business.

Total benefits and expenses for the three months ended March 31, 1996 were up $36.0 million, or 5.2%, over the same period in the prior year. Benefit and contract reserves decreased by $14.6 million, or 7.1%, due to lower credited rates on policyholder balances during first quarter 1996. General, administrative and other expenses were up by $19.4 million, or 12.3%, due to an increase in the provision for loan losses by Providian Bancorp to address significant on-balance sheet loan growth and higher credit loss rates. Amortization expense increased $18.3 million, or 31.0%, primarily due to the acceleration of deferred acquisition cost amortization as Providian Bancorp prepares to securitize a portion of its home loan portfolio.
Business Segment Results

Providian Bancorp
Providian Bancorp's (PBI) outstanding earnings growth continued with pretax earnings of $51.3 million for the first three months of 1996, up 22.1% from 1995. These results reflected continued growth in credit card receivables and the home equity loan product, as well as growth in fee-based income.

Total managed loans, including $3.7 billion of securitized receivables and $790.0 million of loans in the process of securitization, were $7.1 billion at March 31, 1996, up 39.8% over
March 31, 1995 balances. The Primary Lender strategy was a significant reason for the $1.7 billion growth in credit card receivables since March 31, 1995. Additionally, the home loan portfolio reflected significant growth of $256.7 million over March 31, 1995 balances. PBI is preparing to securitize, for the first time, a portion of its home loan portfolio.

The net interest margin on managed credit card receivables was 11.88% for the three months, down from 12.85% for the three months ended March 31, 1995. The decrease in margins from prior year reflected the increase in market rates on the variable rate cost of funds and, as expected, lower yields on new credit card loans reflecting the guaranteed savings feature of the Primary Lender strategy. Loan loss reserves related to on-balance sheet credit card receivables, excluding receivables in the process of securitization, were 4.19% at March 31, 1996 as compared to 4.21% at March 31, 1995 and 3.97% at December 31, 1995. Net credit losses for managed credit card receivables were 5.07% for the three months ended March 31, 1996, up from 4.28% for the same period last year. Balances past due greater than 30 days related to on-balance sheet credit card receivables, increased to 2.34% at March 31, 1996 compared to 2.20% at March 31, 1995. Including securitized credit card receivables, balances past due greater than 30 days were 3.46% at March 31, 1996 compared to 3.02% at March 31, 1995.

Providian Direct Insurance
Providian Direct Insurance (PDI) pretax earnings were $21.8 million for the quarter ended March 31, 1996, down 26.5% from 1995, primarily due to higher than expected property and casualty losses from the severe winter storms. Additionally, Health earnings were lower, as anticipated, resulting from the continued lapsation of the Medicare supplement in force block of business. These factors were partially offset by fee-based product growth.

PDI premiums and fee-based revenues were down $2.0 million, or 1.1%, primarily from declining Health premiums. Health premiums declined $1.9 million, as expected, from the continued lapsation of the Medicare supplement business as noted above. Fee-based income more than doubled to $1.6 million and Property and Casualty premiums declined slightly due to the late 1995 repositioning of the military auto and agency businesses. However, Property and Casualty sales grew 3.2% over 1995 sales due to an improvement in direct response auto sales (our strategic focus). Total PDI sales decreased $2.7 million, or 9.3%, driven by a 51.4% decline in Health sales (excluding fee-based products). The decline is a result of the lower Medicare supplement sales as well as lower sales from two products introduced in 1995 that experienced high attrition rates. One of the products is no longer being sold and the second is being reconfigured for a possible late 1996 offering. Sales in the direct response Life channel were strong, increasing 14.5% over the same period in 1995 and fee-based product sales grew to $1.3 million.

Providian Agency Group
Providian Agency Group pretax earnings were $46.2 million for the three months ended March 31, 1996, up 3.8% from the same period in 1995. Earnings, which consist mostly of individual Life earnings, increased as Life premium growth, continuing cost management initiatives and improved Health loss ratios were partially offset by higher Life claims and modestly lower investment spreads.

Life premiums were up $1.2 million, or 1.4%, due primarily to growth in premium in force, while total premiums and fee-based revenues were essentially even with 1995. Total sales for the quarter, including fee-based product sales, were down 1.2% from the first quarter of 1995 but were higher than the third and fourth quarters of 1995. The combined Life and Health policy termination rate of 14.0% improved slightly from the 14.1% rate for the first quarter of 1995. Including fee-based products in 1996, the termination rate was 14.6%, compared to the full year 1995 rate of 14.5%.

Providian Capital Management
Providian Capital Management (PCM) pretax earnings were $38.7 million for the three months ended March 31, 1996, up a strong 29.4% from the same period last year, as spread-based margins continued to benefit from the downward trend of credited rates in late 1995 and early 1996. Earnings also improved due to higher fee-based income, offset by increased amortization of acquisition costs due to the expected higher lapses of Individual spread-based deposits. Profit margins on spread-based deposits for the three months ended March 31, 1996 were 109 basis points, up from 85 basis points in the same period last year and 92 basis points for full year 1995.

PCM continues to focus on growing the Individual and Group fee-based and the Individual spread-based businesses. Individual fee-based deposits were $1.7 billion at March 31, 1996, an increase of 56.7% over March 31, 1995 balances. Higher product sales and positive market value growth contributed to the increase. The Group fee-based Trust GIC product has grown to $12.2 billion, despite a recent increase in competition. Individual spread-based product balances were up $501.2 million from March 31, 1995 due to the coinsurance agreement entered into with North American Security Life Insurance Company (NASL), during June of last year. Individual spread-based product balances declined somewhat from year end due to anticipated withdrawals as credited rates reset downward. Sales of spread-based deposits and Group fee-based products remain challenging due to the large amount of funds flowing into the equity market and a very competitive pricing environment.

Analysis of Financial Condition

Significant variations between March 31, 1996 and December 31,
1995 balance sheet items are discussed below.

Assets

Cash and invested assets were $21.5 billion at March 31, 1996, down 1.9% from
December 31, 1995. The decrease in invested assets is due to the decline in market value of the Company's available for sale portfolio. Net consumer loans and consumer loans held for securitization increased 8.4% due to growth in credit card receivables from the continued success of the Primary Lender strategy and growth in home equity loans as a result of the strong demand in the market. Separate account assets and liabilities increased $239.2 million, or 11.6%, due to asset appreciation and sales in the Vanguard variable annuity product line. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review")

Liabilities

Banking deposits increased $276.9 million, or 12.8%, due to increased deposits necessary to fund the growth in consumer loans. Providian Bancorp issued $50.0 million in three year notes during the first quarter of 1996. Deferred federal income tax decreased by $130.5 million from year end due primarily to the deferred tax change of $123.8 million associated with the gross unrealized investment gains (losses) on the available for sale portfolio.

Shareholders' Equity

The net unrealized investment gain component of shareholders' equity decreased $229.9 million from December 31, 1995, reflecting the decrease in the fair value of the Company's available for sale investment portfolio from the year-end 1995 balance. The adjustments to record the effect of the unrealized investment gains on shareholders' equity and the related balance sheet accounts are as follows:

                                 March  31,     December
                                                     31,
                                       1996         1995   Change
    (Dollars in millions)

Unrealized investment gain
(loss)
  on available for sale             $ 207.8      $ 592.6   $ (384.8)
securities

Adjusted by:
  Increase (decrease) in
deferred
    policy acquisition costs          (9.0)       (40.1)        31.1
  Decrease (increase) in
deferred
    federal income taxes             (69.5)      (193.3)       123.8
Net unrealized investment gain
(loss)
  on available for sale             $ 129.3      $ 359.2   $ (229.9)
securities

Asset/Liability Review

Excluding Providian Bancorp, invested assets related to insurance operations were $17.9 billion compared to $18.5 billion at December 31, 1995. The distribution of invested assets at March
31, 1996 has not changed significantly from December 31, 1995.

Exposure to below investment grade bonds March 31, 1996 was 5.1%, up from 4.9% at December 31, 1995. Default and loss experience in the securities portfolio was excellent with no defaults and no significant losses as a result of impairments this year. As of March 31, 1996, there were minimal securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of March 31, 1996, amounted to 3.0% of total commercial loans, unchanged from December 31, 1995. The industry average for problem commercial mortgage loans was 15.3% at December 31, 1995 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.4% at March 31, 1996 compared to 3.3% at December 31, 1995. The MBA average for problem residential mortgage loans was 5.4% at December 31, 1995 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of March 31, 1996 and December 31, 1995 were as follows:

                     Commercial Loans         Residential Loans
                   March 31,      December    March 31,     December
                       1996      31, 1995         1996     31, 1995
                                   (Dollars in millions)
Non-accrual
loans                  $31.0        $28.5         $34.7        $31.8
Restructured
loans,
  accruing
interest                14.1         14.5             -            -
                       $45.1        $43.0         $34.7        $31.8


As of March 31, 1996, there were approximately $67.9 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; the Company does not anticipate any material additional losses to arise from these loans.

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

Net cash flows from operations were $369.1 million during the three months, compared to $403.1 million last year, a decrease of $34.0 million. The decrease from last year primarily related to lower credited interest rates on reduced policyholder liabilities.

Investment commitments are planned to coincide with expected cash flows. Normal day-to-day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $49.7 million during the three months at a weighted average interest rate of 5.53%. Commercial paper outstanding at March 31, 1996 was $49.7 million.

The Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions materialize, and as back-up to the commercial paper program. At March 31, 1996, there were no borrowings under these lines of credit. In addition, the Company's bond and stock portfolio of $10.6 billion at March 31, 1996 provides a significant source of short-term liquidity.

Providian Bancorp (PBI) analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a $800 million credit agreement. The agreement provides liquidity for the existing deposit base as well as satisfying short-term funding requirements. Outstanding borrowings under the agreement were $336.0 million at March 31, 1996.

The Company issued $56.0 million of its Series D medium-term notes during the first three months of 1996. In addition, $25.0 million of long-term debt matured through March 31, 1996. During first quarter 1996, PBI issued $50.0 million of three year notes.

During the first three months of 1996, the Company repurchased 1,151,000 shares of its common stock at an average price of $43.38 per share. Another 104,000 shares were repurchased from April 1, 1996 through April 12, 1996, to complete the 2.5 million share repurchase program announced during the third quarter of 1995.

In May 1996, Standard & Poor's Ratings Group (Standard & Poor's) upgraded Providian Life and Health Insurance Company's claims-paying ability rating to AA+ from AA . Standard & Poor's also changed the claims-paying ability ratings for Commonwealth Insurance and Peoples Security Insurance to AA+ from AAA and the Company's senior debt rating to AA- from AA. Standard & Poor's also affirmed its AA- rating of the Company Obligated Mandatorily Redeemable Preferred Securities of Providian LLC and the commercial paper ratings of A-1+ of the Company and these three subsidiaries.

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

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on May 1, 1996. Following are the results of proposals voted upon at that meeting. As of the record date (March 8, 1996) there were 93,844,698 issued and outstanding shares eligible to vote.

Proposal 1:
Irving W. Bailey,II, John L. Clendenin, Raymond V. Gilmartin and
Shailesh J. Mehta were elected to the Board of Directors. Below is the number of votes cast for or withheld for each director elected.

     Name                 For               Withheld
Irving W.
Bailey, II                80,428,826             277,549
John L.
Clendenin                 80,450,023             256,352
Raymond V.
Gilmartin                 80,452,316             254,059
Shailesh J.
Mehta                     80,469,504             236,871

Directors continuing to serve on the Board are Lyle Everingham, Watts Hill, Jr., Ned C. Lautenbach, Larry D. Thompson, John M. Cranor, J. David Grissom, F. Warren McFarlan, Ph.D. and Martha R. Seger, Ph.D.
Proposal 2:
The shareholders approved the appointment of Ernst & Young LLP as the Company's independent auditors. The results of the vote were 80,392,793 for, 141,411 against, and 172,171 abstained.

Item 5.   Other Information

On April 8 1996, the Company announced Frederick C. Kessell has been named president of Providian Capital Management (PCM), a major operating business within the Company. Kessel has been with PCM since 1985 and chief investment officer since 1988. He will retain this role along with his new appointment. Kessel replaces William R. Gernert who resigned to pursue other professional interests and spend more time with his family.

Item 6. Exhibits and Reports on Form 8-K

Exhibits: Exhibit 10 - Material Contracts
          Exhibit 27 - Financial Data Schedule

Reports:  None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Providian Corporation
                                        (Registrant)

Date:  May 13, 1996                   Robert L. Walker
                                  Senior Vice President --
                                      Finance and Chief
                                      Financial Officer

Date: May 13, 1996                    Steven T. Downey
                                     Vice President and
                                         Controller

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

  Reference                                            Exhibit
  Number Per           Description of Exhibit          Number       Page
Exhibit Table
     (10)        Employment Agreements between          10.1         --
                 Providian Corporation and David J.
                 Miller, David B. Smith, James V.
                 Elliott, Robert S. Greer, Jr.,
                 Frederick C. Kessell, Stephen J.
                 Leaman, Shailesh J. Mehta, Julie
                 A. Montanari, Lawrence Pitterman,
                 A. Sami Siddiqui, Steven T.
                 Downey, David M. McDonough, David
                 C. Daulton and Robert L. Walker
                 and Second Admendment to
                 Employment Agreement between
                 Providian Corporation and Irving
                 W. Bailey, II.

     (27)        Financial Data Schedule                 27          --