Form 10-Q
period 1996-06-30
PROVIDIAN CORP
filed 1996-08-13
CIK 17206

16



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996
                                                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


Commission file Number               1-6707
                                  ------------


                            Providian Corporation
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                                   51-0108922
- -------------------------------------------           ----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


  400 West Market Street, Louisville, Kentucky               40202
 ---------------------------------------------------  ----------------------
    (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code        (502) 560-2000
                                                      ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996.

                 Class                                  Shares Outstanding
- --------------------------------------------------    ----------------------
     Common Stock, $1.00 par value                          93,552,873


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      PROVIDIAN CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                           June 30,1996         December 31,
                                                            (Unaudited)              1995
                                                          ---------------      ---------------
                                                                  (Amounts in millions)
Assets
Investments:
  Bonds and stocks, available for sale, at fair value
   (Amortized cost of $10,602 and $10,566
     in 1996 and 1995, respectively)                           $10,704               $11,158
  Trading account securities, at fair value                        113                   105
  Commercial mortgage loans                                      2,763                 2,740
  Residential mortgage loans                                     2,789                 3,063
  Consumer loans, net                                            2,505                 2,968
  Consumer loans held for securitization                           675                   123
  Policy loans                                                     479                   454
  Other investments                                                549                   605
                                                               -------               -------
                          Total Investments                     20,577                21,216

Cash and cash equivalents                                          830                   708
Deferred policy and loan acquisition costs                       1,534                 1,481
Value of insurance in force purchased                              247                   256
Goodwill                                                           206                   214
Separate account assets                                          2,451                 2,070
Other assets                                                       979                   894
                                                               -------               -------
                                                               =======               =======
                               Total Assets                    $26,824               $26,839
                                                               =======               =======

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other policy liabilities                $ 9,705               $ 9,894
  Policyholder contract deposits                                 6,702                 6,858
  Banking deposits                                               2,303                 2,158
  Separate account liabilities                                   2,451                 2,070
  Long-term debt issued by:
    Corporate                                                      746                   721
    Bancorp                                                         50                  --
  Deferred federal income tax                                      343                   505
  Other liabilities                                              1,643                 1,572
                                                               -------               -------
                          Total Liabilities                     23,943                23,778

Commitments and Contingencies

Company-Obligated Mandatorily Redeemable
   Preferred Securities of Providian LLC                           100                   100

Shareholders' Equity:
  Common stock, $1 par                                             115                   115
  Additional paid-in capital                                        47                    50
  Net unrealized investment gain                                    66                   359
  Retained earnings                                              2,926                 2,770
  Common stock held in treasury - at cost:
    1996 - 21,811 shares;
    1995 - 20,967 shares                                          (367)                 (330)
  Unearned restricted stock                                         (6)                   (3)
                                                               -------               -------
                 Total Shareholders' Equity                      2,781                 2,961
                                                               -------               -------
                                                               =======               =======
     Total Liabilities and Shareholders' Equity                $26,824               $26,839
                                                               =======               =======

See notes to condensed consolidated financial statements.

Item 1. -- (Continued)
                                          PROVIDIAN CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Six Months         Three Months
                                                                             -----------------   ------------------
Period Ended June 30                                                          1996       1995      1996       1995
                                                                             ------    -------   -------    -------
                                                                         (Amounts in millions, except per common share)

Revenues:
  Premiums and other considerations                                          $   606    $   606    $   306    $   311
  Investment income, net of expenses                                             936        932        468        478
  Consumer loan servicing fees                                                   121         98         54         48
  Realized investment loss                                                        (1)       (50)        (5)       (16)
  Other income, net                                                              101         68         59         35
                                                                             -------    -------    -------    -------
                                             Total Revenues                    1,763      1,654        882        856

Benefits and Expenses:
  Benefits and claims                                                            473        451        237        223
  Increase in benefit and contract reserves                                      390        440        199        234
  Commissions, net                                                                45         40         23         21
  General, administrative and other expenses, net                                354        320        177        163
  Amortization of deferred policy and loan acquistion costs,
     value of insurance in force purchased and goodwill                          149        123         72         64
  Interest expense                                                                59         55         30         28
                                                                             -------    -------    -------    -------
                                Total Benefits and Expenses                    1,470      1,429        738        733
                                                                             -------    -------    -------    -------

                           Income before Federal Income Tax                      293        225        144        123

Federal Income Tax                                                                88         68         43         38
                                                                             -------    -------    -------    -------

Net Income before Dividends on Company-Obligated Mandatorily
  Redeemable Preferred Securities of Providian LLC                               205        157        101         85

Dividends on Company-Obligated Mandatorily Redeemable
  Preferred Securities of Providian LLC                                            3          3          1          1
                                                                             -------    -------    -------    -------

                                                 Net Income                  $   202    $   154    $   100    $    84
                                                                             =======    =======    =======    =======

                                Net Income per Common Share                  $  2.16    $  1.59    $  1.07    $   .88
                                                                             =======    =======    =======    =======

Cash Dividends per Common Share                                              $   .50    $   .45    $   .25    $  .225
                                                                             =======    =======    =======    =======

Weighted Average Number of Common Shares
  Outstanding During the Period                                                 93.7       96.7       93.5       96.2
                                                                             =======    =======    =======    =======

See notes to condensed consolidated financial statements.

Item 1. -- (Continued)
                                      PROVIDIAN CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                                                 1996              1995
                                                                                     --------------     -----------
                                                                                         (Amounts in millions)

Net Cash Flows provided by Operations                                                   $      625         $   706

Cash Flows from Investment Activities:
  Investments sold or matured                                                                3,900           2,204
  Cost of securities and mortgage loans acquired                                            (3,522)         (2,287)
  Additions to operating property                                                              (29)            (14)
  Net increase in consumer loans                                                            (1,561)         (1,067)
  Securitization of loans                                                                    1,420           1,324
  Purchase of securitized consumer loans                                                         -            (241)
  All other investment activities                                                              (66)            (17)
                                                                                     --------------     -----------

                      Net Cash Flows provided by (used in) Investment Activities               142             (98)

Cash Flows from Financing Activities:
  Net increase (decrease) in short-term borrowings                                            (383)              2
  Policyholder contract deposits                                                               784           1,214
  Withdrawals of policyholder contract deposits                                             (1,516)         (1,521)
  Net increase (decrease) in banking deposits                                                  145             (93)
  Issuance of long-term debt by:
     Corporate                                                                                  63              84
     Bancorp                                                                                    50               -
  Repayment of long-term debt                                                                  (38)            (24)
  Net borrowings (repayments) on Providian Bancorp
     revolving line of credit                                                                  345              (3)
  Purchase of common stock for treasury                                                        (55)            (88)
  Dividends                                                                                    (47)            (44)
  Proceeds from exercise of stock options                                                        7               6
                                                                                     --------------     -----------

                                     Net Cash Flows used in Financing Activities              (645)           (467)
                                                                                     --------------     -----------

                                       Net Increase in Cash and Cash Equivalents               122             141

                                Cash and Cash Equivalents at Beginning of Period               708             573
                                                                                     --------------     -----------

                                      Cash and Cash Equivalents at End of Period        $      830         $   714
                                                                                     ==============     ===========

See notes to condensed consolidated financial statements.

                       PROVIDIAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1995 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

B. Per common share amounts have been calculated using net income divided by the weighted average number of common shares outstanding during the six-month period. Fully diluted net income per common share is not presented as it approximates net income per common share.

C. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1996 of $1,420.0 million. At June 30, 1996, there were $675.0 million of consumer loans in process of securitization. Total consumer receivables outstanding under securitization plans were $4.6 billion at June 30, 1996.

D. An analysis of the allowance for loan losses on consumer and mortgage loans for the six-month periods ended June 30, 1996 and 1995 is as follows:

                                           Consumer             Mortgage
                                       ------------------  -------------------
Six Months Ended June 30                 1996       1995      1996       1995
                                       -------   --------   -------   --------
                                               (Dollars in millions)
Balance at beginning of period            $93        $76       $50        $52
Current period provision                   52         19         3          8
Current period chargeoffs,
    net of recoveries                     (50)       (32)       (1)       (14)
                                       =======   ========   =======   ========
Balance at end of period                  $95        $63       $52        $46
                                       =======   ========   =======   ========

E. During the six months ended June 30, 1996, Providian Bancorp had net borrowings of $345.0 million from its revolving line of credit agreement. Outstanding borrowings under the agreement were $666.0 million at June 30, 1996.

         The amount available under Providian Bancorp's revolving line of credit was increased from $800.0 million to $1,200.0 million during May 1996.

F. During the six months ended June 30, 1996, the Company issued $63.0 million of Series D medium-term notes with maturities of 10 to 30 years and interest rates ranging from 6.31 percent to 7.44 percent. In addition, long-term debt totaling $38.3 million matured during the six months ended June 30, 1996.

         Providian Bancorp issued $50.0 million of notes with a maturity of three years and an interest rate of 5.74 percent during the six months ended June 30, 1996.

G. During the six months ended June 30, 1996, the Company repurchased 1,255,980 shares of its common stock at an average price of $43.56 per share.

H. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The provisions of SFAS No. 125 which relate to accounting for transfers and servicing of financial assets are applicable to the Company's loan securitization activities. Management has not yet determined the impact that the adoption of SFAS No. 125 will have on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item presents specific comments on material changes to the Company's results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

Results of Operations

The following discussion compares the results of operations for the six months ended June 30, 1996 to the six months ended June 30, 1995. The nature of and reasons for any significant variation between the quarters ended June 30, 1996 and June 30, 1995 are the same as those discussed below for the respective six month periods, except where otherwise noted herein.

Consolidated Results

Providian's net income for the three months ended June 30, 1996 was $1.07 per common share, up 21.6 percent from the $.88 per common share in the same period in 1995. Net income for the six months ended June 30, 1996 was $2.16 per common share, up 35.8 percent from the $1.59 per common share in the same period in 1995. Net income for the three months ended June 30, 1996 included pretax realized losses of $5.1 million, comprised of realized losses on investments and securities of $3.6 million and $1.5 million in provisions for mortgage loan losses. Net income for the six months ended June 30, 1996 included pretax realized losses of $0.6 million, comprised of $3.1 million in provisions for mortgage loan losses net of $2.5 million of realized gains on investments and securities. Pretax realized losses were $16.1 million and $50.3 million for the quarter and six months, respectively, in 1995.

Earnings, as discussed herein, exclude realized investment gains and losses and related deferred acquisition cost amortization, net of taxes. Earnings for the three months ended June 30, 1996 were $1.10 per common share, up 10.0 percent from the $1.00 per common share reported in the same period last year. Earnings year to date were $2.17 per common share, up 10.7 percent from the $1.96 per common share reported in 1995. The discussion under "Business Segment Results" highlights the key items which contributed to the overall growth in earnings.

Revenues, as discussed herein, exclude realized investment gains and losses. Revenues for the three months ended June 30, 1996 were $887.3 million, up 1.7 percent from the $872.5 million reported in the same period last year. Revenues for the six months were $1.8 billion, up 3.5 percent from the $1.7 billion reported in the prior year. The increases were primarily a result of higher revenues at Providian Bancorp. Providian Bancorp revenues increased $35.9 million for the quarter, or 18.6 percent, and $79.3 million for the six months, or 21.2 percent, from the same periods in 1995 as a result of significant growth in total managed loans.

Realized investment loss decreased $11.0 million for the quarter, or 68.3 percent, and $49.7 million for the six months, or 98.8 percent, from the same periods in 1995. The decreases reflect the losses of $56.1 million recognized in 1995 on futures transactions used as an economic hedge of the available for sale debt securities portfolio during that period.

Total benefits and expenses were up $5.0 million for the quarter, or 0.7 percent, and $40.9 million for the six months, or 2.9 percent, from the same periods in 1995. Benefits and claims increased $14.3 million for the quarter, or
6.4 percent, and $21.4 million for the six months, or 4.7 percent, from the same periods in 1995. The increases were primarily due to Providian Bancorp's growth in average deposits, offset slightly by a decrease in the average interest rate paid to depositors, and Providian Direct Insurance's higher Property and Casualty claims experience attributable to the severe winter storms. The increase in benefit and contract reserves was $35.2 million lower for the quarter, or 15.0 percent, and $49.8 million lower for the six months, or 11.3 percent, compared to the same periods in 1995. The decreases are due to Providian Capital Management's lower credited rates on policyholder balances during the first six months of 1996 as compared to 1995. General, administrative and other expenses were up $14.8 million for the quarter, or 9.1 percent, and $34.2 million for the six months, or 10.7 percent, from the same periods in 1995. The increases reflect an increase in the provision for loan losses by Providian Bancorp to address significant on-balance sheet loan growth and higher credit loss rates. Amortization increased $8.0 million for the quarter, or 12.6 percent, and $26.4 million for the six months, or 21.5 percent, from the same periods in 1995. The increases were primarily due to the acceleration of the amortization of home loan deferred acquisition costs in connection with the securitization of a portion of Providian Bancorp's home equity loan portfolio.


Business Segment Results

Providian Bancorp
Providian Bancorp continued its outstanding performance with pretax earnings of $55.4 million for the quarter and $106.7 million for the six months ended June 30, 1996, up 19.7 percent and 20.8 percent, respectively, from the same periods in 1995. These results reflect strong growth in credit card receivables and the home equity loan portfolio, partially offset by lower net interest margins and higher net credit losses.

Total managed loans, including $4.6 billion of securitized receivables and $675.0 million of receivables in the process of securitization, were $7.8 billion as of June 30, 1996, up 39.4 percent over June 30, 1995 balances. Managed credit card receivables grew $1.8 billion from June 30, 1995 as a result of the continued success of the Primary Lender strategy. Additionally, the managed home equity loan portfolio reflected significant growth of $248.0 million from June 30, 1995.

The net interest margin on managed credit card receivables for the quarter ended June 30, 1996 decreased to 10.50 percent from the 12.68 percent for the same period in 1995. The net interest margin on managed credit card receivables for the six months ended June 30, 1996 was 11.16 percent, down from the 12.77 percent for the same period last year. The decrease in margin from the prior year resulted from an increase in market rates on the variable rate cost of funds and, as expected, lower yields on new credit card loans reflecting the guaranteed savings feature of the Primary Lender strategy. Loan loss reserves related to on-balance sheet credit card receivables, excluding receivables held for securitization, were 4.16 percent at June 30, 1996, compared to 3.97 percent at December 31, 1995 and 3.85 percent at June 30, 1995. Net credit losses for managed credit card receivables for the quarter ended June 30, 1996 increased to
5.49 percent from the 4.52 percent for the same period in 1995. Net credit losses for managed credit card receivables was 5.28 percent for the six months ended June 30, 1996, up from 4.40 percent for the same period last year. Balances past due greater than 30 days related to on-balance sheet credit card receivables were 2.38 percent at June 30, 1996 compared to 2.41 percent at December 31, 1995 and 1.96 percent at June 30, 1995. Managed credit card receivable balances past due greater than 30 days were 3.41 percent at June 30, 1996 compared to 3.22 percent at December 31, 1995 and 2.67 percent at June 30, 1995. These increases in net credit losses and past-due balances are consistent with industry trends and Providian's expectations.

Providian Direct Insurance
Providian Direct Insurance (PDI) pretax earnings were $22.4 million for the quarter and $44.2 million for the six months ended June 30, 1996, down 18.1 percent and 22.5 percent, respectively, from the same periods in 1995. These results include losses in the Property and Casualty segment of $1.0 million for the quarter, compared to income of $1.7 million in the same period in 1995, and a loss of $4.4 million for the six months, compared to income of $4.7 million in 1995. This year's losses were primarily attributable to severe winter storm losses in the fourth quarter of 1995 and first quarter of 1996 that were higher than initially anticipated. Additionally, Health earnings were down $3.0 million for the quarter and $5.2 million for the six months, as anticipated, resulting from the continued run-off of the Medicare supplement in force block of business.

PDI premiums and fee-based revenues were $168.0 million for the three months ended June 30, 1996 and $339.9 million for the six months ended June 30, 1996, down 2.0 percent and 1.6 percent, respectively, from the same periods in 1995. The decrease was primarily due to declining Health premiums from the continued run-off of the Medicare supplement in force block of business. Also, Property and Casualty premiums declined slightly due to the repositioning of the military auto business. PDI sales declined $12.7 million, or 20.0 percent, for the six months, as a result of the discontinuance of a Life and Health partnership arrangement and the repositioning of the military auto business. However, sales in the direct Life business were up $1.4 million, or 9.8 percent, for the six months over the same period in 1995.

Providian Agency Group
Providian Agency Group pretax earnings were $47.0 million for the three months ended June 30, 1996, up 2.6 percent from the same period in the prior year, and $93.2 million for the six months ended June 30, 1996, up 3.2 percent from the same period in 1995. The increases reflect growth in Life premiums, improved Health claims experience and the continuing effects of expense management initiatives, partially offset by higher mortality experience.

Life premiums increased slightly due to the growth in premium in force, while total premiums and fee-based revenues were essentially even with 1995. Life sales increased from the same periods in 1995 due to higher Marketing Partnership sales; however, total sales declined 2.7 percent for the quarter and
2.0 percent for the six months, primarily due to lower Life home service sales. The combined Life and Health policy termination rate of 13.8 percent for the six months ended June 30, 1996 improved slightly from the 13.9 percent rate for the same period of 1995. Including fee-based products in 1996, the termination rate was 14.3 percent, compared to the full year 1995 rate of 14.5 percent.

Providian Capital Management
Providian Capital Management pretax earnings were $39.8 million for the three months ended June 30, 1996, up 24.6 percent from the same period in the prior year, and $78.4 million for the six months ended June 30, 1996, up 26.9 percent from 1995. The increases were primarily due to the impact of lower credited rates and higher fee-based deposits, partially offset by lower investment yields. Profit margins on spread-based deposits for the quarter and six months ended June 30, 1996 were 115 basis points and 112 basis points, respectively, which were significantly improved from the 87 basis points and 86 basis points, respectively, in the same periods last year.

Providian Capital Management's Individual fee-based deposits continued growing steadily with balances of $1.9 billion at June 30, 1996, an increase of 53.6 percent over June 30, 1995 balances. The Group fee-based Trust GIC product has grown to $12.4 billion at June 30, 1996, despite a recent increase in competition. Individual and Group spread-based deposits declined 5.8 percent and
11.2 percent, respectively, from June 30, 1995, due to anticipated withdrawals as credited rates reset downward. Sales of Group products remained challenging through June given the large amount of funds flowing into the equity market and a very competitive pricing environment. Retention of Individual spread-based deposits outside their surrender charge period remained difficult due to the relative attractiveness of the equity market.

Analysis of Financial Condition

Significant variations between June 30, 1996 and December 31, 1995 balance sheet items are discussed below.

Assets

Cash and invested assets were $21.4 billion at June 30, 1996, down $517.5 million, or 2.4 percent, from December 31, 1995. The decrease in invested assets is due to the decline in market value of the Company's available for sale bond and stock portfolio, reflecting increases in market interest rates during 1996. Residential mortgage loans decreased $273.4 million, or 8.9 percent, as a result of the sale of $125.0 million of loans and due to payoffs exceeding purchases during 1996. Separate account assets and liabilities increased $380.6 million, or 18.4 percent, primarily due to variable annuity sales through one partnership arrangement totaling $216.7 million and related fund growth of $97.4 million. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review").

Liabilities

Providian Bancorp issued $50.0 million of three-year notes (see Note F to the accompanying condensed consolidated financial statements and the section titled "Liquidity and Capital Resources"). Deferred federal income tax decreased by $162.0 million, or 32.1 percent, from year end due primarily to the $157.8 million change in deferred taxes associated with the market value decline on the available for sale bond and stock portfolio.

Shareholders' Equity

The net unrealized investment gain component of shareholders' equity decreased $293.1 million from December 31, 1995, reflecting the decrease in the fair value of the Company's available for sale investment portfolio. The adjustments to record the effect of the unrealized investment gain on shareholders' equity and the related balance sheet accounts were as follows:


                                               June 30          December 31
                                                 1996               1995             Change
                                           --------------     --------------    ---------------
                                                          (Dollars in millions)

Unrealized investment gain
  on available for sale securities              $ 102.1            $ 592.6            $(490.5)

Adjusted by:
  Decrease in deferred
    policy acquisition costs                       (0.5)             (40.1)              39.6
  Increase in deferred
    federal income taxes                          (35.5)            (193.3)             157.8
                                           --------------     --------------    ---------------
Net unrealized investment gain
  on available for sale securities              $  66.1            $ 359.2            $(293.1)
                                           ==============     ==============    ===============

Asset/Liability Review

Excluding Providian Bancorp, invested assets related to insurance operations were $17.9 billion, compared to $18.5 billion at December 31, 1995. The distribution of invested assets at June 30, 1996 has not changed significantly from December 31, 1995.

Exposure to below investment grade bonds at June 30, 1996 was 4.7 percent, down from 4.9 percent at December 31, 1995. Default and loss experience in the securities portfolio was excellent with no defaults and no significant losses as a result of impairments this year. As of June 30, 1996, there were minimal securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of June 30, 1996, amounted to 3.46 percent of total commercial loans, up from the 3.00 percent at December 31, 1995. The industry average for problem commercial mortgage loans was 15.07 percent at March 31, 1996 (the most recently published statistics). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which is based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.78 percent at June 30, 1996 compared to 3.30 percent at December 31, 1995. The MBA average for problem residential mortgage loans was
5.04 percent at March 31, 1996 (the most recently published statistics). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of June 30, 1996 and December 31, 1995 were as follows:

                                    Commercial Loans                          Residential Loans
                         ---------------------------------------    --------------------------------------
                              June 30            December 31            June 30            December 31
                               1996                  1995                 1996                 1995
                         ------------------    -----------------    -----------------    -----------------
Non-accrual loans               $35.1               $28.5                $34.4                $31.8
Restructured loans,
  accruing interest              14.0                14.5                    -                    -
                         ==================    =================    =================    =================
                                $49.1               $43.0                $34.4                $31.8
                         ==================    =================    =================    =================

As of June 30, 1996, there were approximately $63.7 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; however, the Company does not anticipate any material additional losses to arise from these loans.

Liquidity and Capital Resources

Providian Corporation is a legal entity, separate and distinct from its subsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries. Management believes that overall sources of cash and liquidity available to Providian Corporation and its subsidiaries (the "Company") will continue to be sufficient to satisfy its foreseeable financial obligations.

Net consolidated cash flows from operations were $624.6 million during the six months ended June 30, 1996, and $705.8 million for the same period of 1995. These substantial levels come from a base of cash flows from insurance premiums (particularly from the home service Providian Agency Group operations, which are very predictable and relatively immune to disintermediation), from banking operations and from other product sales.

Investment commitments are planned to coincide with expected cash flows. Normal day to day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $49.7 million during the six months at a weighted average interest rate of 5.47 percent. Commercial paper outstanding at June 30, 1996 was $49.9 million.

Excluding Providian Bancorp, the Company has committed lines of credit of $850.0 million which would provide additional liquidity should adverse conditions materialize, and as back-up to the commercial paper program. There have been no borrowings under these lines of credit during 1996 and there were no amounts outstanding under these lines of credit as of June 30, 1996. In addition, the Company's bond and stock portfolio of $10.8 billion at June 30, 1996 provides a significant source of short-term liquidity.

Providian Bancorp analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a revolving line of credit agreement which provides liquidity for the existing deposit base as well as satisfying short-term funding requirements. During May 1996, the amount available under the credit agreement was increased from $800.0 million to $1.2 billion. Outstanding borrowings under the agreement were $666.0 million at June 30, 1996.

Excluding Providian Bancorp, the Company issued $63.0 million of its Series D medium-term notes during the six months ended June 30, 1996, and $38.3 million of the Company's long-term debt matured during that period. In addition, Providian Bancorp issued $50.0 million of three-year notes during the six months ended June 30, 1996.

As of June 30, 1996, $111.0 million of the Company's Series D medium-term notes remain available for issuance. Further, the Company plans to register $389.0 million of additional debt securities during the second half of 1996.

During the first six months of 1996, the Company repurchased 1,255,980 shares of its common stock at an average price of $43.56 per share to complete the 2.5 million share repurchase program announced during the third quarter of 1995.

In June, two Providian Bancorp subsidiaries, First Deposit National Bank and Providian National Bank, received first time ratings on unsecured debt obligations from Duff & Phelps and Standard & Poor's. The banks were assigned senior long-term obligation ratings of A+ by Duff & Phelps and A by Standard & Poor's. Short-term obligations were assigned ratings of D-1 by Duff & Phelps and A-1 by Standard & Poor's. In July, Moody's assigned a first time A2 rating for long-term deposits, as well as ratings of P-1 for short-term deposits and other senior obligations. These ratings reflect Providian's Bancorp's strong operating results and strategic position in the marketplace, as well as Providian's ownership.


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

                                           Providian Corporation
                              -------------------------------------------------
                                                (Registrant)

Date:  August 13, 1996                        Robert L. Walker
                               ------------------------------------------------
                                              Robert L. Walker
                                 Senior Vice President -- Finance and Chief
                                              Financial Officer

Date:  August 13, 1996                        Steven T. Downey
                              -------------------------------------------------
                                              Steven T. Downey
                                       Vice President and Controller

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference Number Per                                          Exhibit
    Exhibit Table          Description of Exhibit              Number      Page
- --------------------  -------------------------------------  ----------  -------
        (10)          Revolving Credit Agreement between         10.1      --
                      Providian Bancorp, Inc. and various
                      domestic and international banks, as
                      terminated, replaced, and restated
                      on May 14, 1996.

        (27)          Financial Data Schedule                     27        --