Form 10-Q
period 1996-09-30
PROVIDIAN CORP
filed 1996-11-13
CIK 17206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
                                                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


Commission file Number            1-6707
                                  ------------


                  Providian Corporation
---------------------------------------------------------------------------
  (Exact name of Registrant as specified in its charter)


                 Delaware                                     51-0108922
-------------------------------------------            ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


        400 West Market Street, Louisville, Kentucky               40202
                                                            ----------------
          (Address of principal executive offices)              (Zip Code)
---------------------------------------------------------


Registrant's telephone number, including area code            (502) 560-2000
                                                            ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996.

                Class                                Shares Outstanding
-----------------------------------------     -------------------------------
    Common Stock, $1.00 par value                        93,705,798

--------------------------------------------------------------------------------
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     PROVIDIAN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          September 30,1996          December 31,
                                                             (Unaudited)                 1995
                                                            --------------         ---------------
                                                                      (Dollars in millions)
Assets
Investments:
  Bonds and stocks, available for sale, at fair value
   (Amortized cost of $10,585 and $10,566
     in 1996 and 1995, respectively)                            $ 10,733               $ 11,158
  Trading account securities, at fair value                           92                    105
  Commercial mortgage loans                                        2,770                  2,740
  Residential mortgage loans                                       2,809                  3,063
  Consumer loans, net                                              2,845                  2,968
  Consumer loans held for securitization                             520                    123
  Policy loans                                                       483                    454
  Other investments                                                  599                    605
                                                                --------               --------
                         Total Investments                        20,851                 21,216

Cash and cash equivalents                                            791                    708
Deferred policy and loan acquisition costs                         1,527                  1,481
Value of insurance in force purchased                                242                    256
Goodwill                                                             204                    214
Separate account assets                                            2,798                  2,070
Other assets                                                         917                    894
                                                                --------               --------
                                                                ========               ========
                              Total Assets                      $ 27,330               $ 26,839
                                                                ========               ========

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other policy liabilities                 $  9,664               $  9,894
  Policyholder contract deposits                                   6,637                  6,858
  Banking deposits                                                 2,620                  2,158
  Separate account liabilities                                     2,798                  2,070
  Long-term debt issued by:
    Corporate                                                        738                    721
    Bancorp                                                           50                     --
  Deferred federal income tax                                        351                    505
  Other liabilities                                                1,477                  1,572
                                                                --------               --------
                         Total Liabilities                        24,335                 23,778

Commitments and Contingencies

Company-Obligated Mandatorily Redeemable
   Preferred Securities of Providian LLC                             100                    100

Shareholders' Equity:
  Common stock, $1 par                                               115                    115
  Additional paid-in capital                                          46                     50
  Net unrealized investment gain                                      94                    359
  Retained earnings                                                3,009                  2,770
  Common stock held in treasury - at cost:
    1996 - 21,713,000 shares;
    1995 - 20,967,000 shares                                        (364)                  (330)
  Unearned restricted stock                                           (5)                    (3)
                                                                --------               --------
                Total Shareholders' Equity                         2,895                  2,961
                                                                --------               --------
                                                                ========               ========
   Total Liabilities and Shareholders' Equity                   $ 27,330               $ 26,839
                                                                ========               ========

See notes to condensed consolidated financial statements

                     PROVIDIAN CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Nine Months                  Three Months
                                                                               --------------------------   ------------------------
Period Ended September 30                                                        1996             1995        1996             1995
                                                                               ---------        ---------   ---------        -------
                                                                                     (Amounts in millions, except per common share)

Revenues:
  Premiums and other considerations                                            $   899        $   903          $   293      $   297
  Investment income, net of expenses                                             1,420          1,395              484          463
  Consumer loan servicing fees                                                     195            176               74           77
  Realized investment loss                                                          (9)           (70)              (8)         (19)
  Other income, net                                                                150            107               49           39
                                                                               -------        -------          -------      -------
                                              Total Revenues                     2,655          2,511              892          857

Benefits and Expenses:
  Benefits and claims                                                              691            657              218          206
  Increase in benefit and contract reserves                                        593            674              203          234
  Commissions, net                                                                  67             61               22           21
  General, administrative and other expenses, net                                  552            495              198          175
  Amortization of deferred policy and loan acquistion costs,
     value of insurance in force purchased and goodwill                            220            187               71           64
  Interest expense                                                                  89             82               30           27
                                                                               -------        -------          -------      -------
                                 Total Benefits and Expenses                     2,212          2,156              742          727
                                                                               -------        -------          -------      -------

                            Income before Federal Income Tax                       443            355              150          130

Federal Income Tax                                                                 130            108               42           40
                                                                               -------        -------          -------      -------

Net Income before Dividends on Company-Obligated Mandatorily
  Redeemable Preferred Securities of Providian LLC                                 313            247              108           90

Dividends on Company-Obligated Mandatorily Redeemable
  Preferred Securities of Providian LLC                                              4              4                2            1
                                                                               -------        -------          -------      -------

                                                  Net Income                   $   309        $   243          $   106      $    89
                                                                               =======        =======          =======      =======

                                 Net Income per Common Share                   $  3.29        $  2.52          $  1.13      $   .93
                                                                               =======        =======          =======      =======

Cash Dividends per Common Share                                                $   .75        $  .675          $   .25      $  .225
                                                                               =======        =======          =======      =======

Weighted Average Number of Common Shares
  Outstanding During the Period                                                   93.7           96.2             93.6         95.3
                                                                               =======        =======          =======      =======

See notes to condensed consolidated financial statements

                                   PROVIDIAN CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                                   1996          1995
                                                                             -------------  -----------
                                                                                (Dollars in millions)

Net Cash Flows provided by Operations                                          $ 1,026        $ 1,069

Cash Flows from Investment Activities:
  Investments sold or matured                                                    5,406          4,204
  Cost of securities and mortgage loans acquired                                (5,064)        (4,095)
  Additions to operating property                                                  (44)           (23)
  Net increase in consumer loans                                                (2,314)        (1,758)
  Proceeds from securitization of loans                                          1,990          1,549
  Purchase of securitized consumer loans                                           (39)          (241)
  All other investment activities                                                 (103)           226
                                                                               -------        -------

                                 Net Cash Flows used in Investment Activities     (168)          (138)

Cash Flows from Financing Activities:
  Net increase (decrease) in short-term borrowings                                (466)           130
  Policyholder contract deposits                                                 1,215          1,570
  Withdrawals of policyholder contract deposits                                 (2,263)        (2,452)
  Net increase in banking deposits                                                 462             34
  Issuance of long-term debt by:
     Corporate                                                                      63             84
     Bancorp                                                                        50              -
  Repayment of long-term debt                                                      (46)           (79)
  Net borrowings on Providian Bancorp
     revolving line of credit                                                      326            203
  Purchase of common stock for treasury                                            (55)           (94)
  Dividends on common stock                                                        (70)           (65)
  Proceeds from exercise of stock options                                            9             10
                                                                               -------        -------

                                  Net Cash Flows used in Financing Activities     (775)          (659)
                                                                               -------        -------

                                    Net Increase in Cash and Cash Equivalents       83            272

                             Cash and Cash Equivalents at Beginning of Period      708            573
                                                                               -------        -------

                                   Cash and Cash Equivalents at End of Period  $   791        $   845
                                                                               =======        =======

See notes to condensed consolidated financial statements.

                   PROVIDIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain 1995 amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant effect on the Company's financial position, results of operations or cash flows. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

 B. Per common share amounts have been calculated using net income divided by the weighted average number of common shares outstanding during the nine-month period. Fully diluted net income per common share is not presented as it approximates net income per common share.

 C. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1996 of $1,990.0 million. At September 30, 1996, there were $520.0 million of consumer loans in process of securitization. Total consumer receivables outstanding under securitization plans were $5.1 billion at September 30, 1996.

 D. An analysis of the allowance for loan losses on consumer and mortgage loans for the nine-month periods ended September 30, 1996 and 1995 is as follows:

                                                   Consumer             Mortgage

                                             -------------------   ------------------
Nine Months Ended September 30                   1996      1995      1996       1995
                                             ---------  --------   -------   --------
                                                       (Dollars in millions)
Balance at beginning of period               $    93    $    76    $    50  $    52
Current period provision                          90         42          6       13
Current period chargeoffs,
    net of recoveries                            (76)       (46)        (5)     (18)
                                             =======    =======    =======  =======
Balance at end of period                     $   107    $    72    $    51  $    47
                                             =======    =======    =======  =======

E. During the nine months ended September 30, 1996, Providian Bancorp had net borrowings of $326.0 million from its revolving line of credit agreement. Outstanding borrowings under the agreement were $647.0 million at September 30, 1996.

         The amount available under Providian Bancorp's revolving line of credit was increased from $800.0 million to $1.2 billion during May 1996.

F. During the nine months ended September 30, 1996, the Company issued $63.0 million of Series D medium-term notes with maturities of 10 to 30 years and interest rates ranging from 6.31 percent to 7.44 percent. In addition, long-term debt totaling $45.8 million matured during the nine months ended September 30, 1996.

         Providian Bancorp issued $50.0 million of notes with a maturity of three years and an interest rate of 5.74 percent during the nine months ended September 30, 1996.

 G. During the nine months ended September 30, 1996, the Company repurchased 1,255,980 shares of its common stock at an average price of $43.56 per share.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This item presents specific comments on material changes to the Company's results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1995, and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

Results of Operations

The following discussion compares the results of operations for the nine months ended September 30, 1996, to the nine months ended September 30, 1995. The nature of and reasons for any significant variation between the quarters ended September 30, 1996, and September 30, 1995, are the same as those discussed below for the respective nine month periods, except where otherwise noted herein.

Consolidated Results

Providian's net income for the quarter ended September 30, 1996, was $1.13 per common and common equivalent share (hereinafter called "per common share"), up
21.5 percent from the $0.93 per common share reported for the same period in 1995. Net income for the nine months ended September 30, 1996, was $3.29 per common share, up 30.6 percent from the $2.52 per common share reported for the same period in 1995. Net income for the quarter ended September 30, 1996, included pretax realized losses of $8.3 million, comprised of realized losses on investments and securities of $5.7 million and $2.6 million in provisions for mortgage loan losses. Net income for the nine months ended September 30, 1996, included pretax realized losses of $8.9 million, comprised of $3.2 million of realized losses on investments and securities and $5.7 million in provisions for mortgage loan losses. Pretax realized losses were $19.3 million and $69.6 million for the quarter and nine months, respectively, in 1995. The losses for the nine months ended September 30, 1995, included losses of $56.1 million on futures transactions used as an economic hedge of the available for sale debt securities portfolio during that period.

Earnings, as discussed herein, exclude realized investment gains and losses and related deferred acquisition cost amortization, net of taxes. Earnings for the quarter ended September 30, 1996, were $1.19 per common share, up 13.3 percent from the $1.05 per common share reported in the same period in 1995. Earnings for the nine months ended September 30, 1996, were $3.36 per common share, up
11.6 percent from the $3.01 per common share reported in the same period in 1995. The discussion under "Business Segment Results" highlights the key items which contributed to the overall growth in earnings.

Revenues, as discussed herein, exclude realized investment gains and losses. Revenues for the quarter ended September 30, 1996, were $900.3 million, up 2.7 percent from the $876.6 million reported in the same period in 1995. Revenues for the nine months were $2.7 billion, up 3.2 percent from the $2.6 billion reported in the same period in 1995. The increases were primarily a result of higher revenues from significant growth in total managed loans at Providian Bancorp, partially offset by lower investment income at Providian Capital Management, primarily due to lower spread-based policyholder balances. Providian Bancorp's revenues, primarily investment income and consumer loan servicing fees, increased $52.5 million for the quarter, or 26.2 percent, and $131.8 million for the nine months, or 22.9 percent, from the same periods in 1995. Providian Capital Management's revenues, primarily investment income, decreased $22.5 million for the quarter, or 8.0 percent, and $37.3 million for the nine months, or 4.5 percent, from the same periods in 1995.

Total benefits and expenses increased $15.1 million for the quarter ended September 30, 1996, or 2.1 percent, and $56.0 million for the nine months ended September 30, 1996, or 2.6 percent, from the same periods in 1995. Benefits and reserves decreased $18.8 million for the quarter, or 4.3 percent, and $47.2 million for the nine months, or 3.5 percent, from the same periods in 1995. The decreases are primarily due to Providian Capital Management's lower credited rates on reduced policyholder balances, partially offset by Providian Bancorp's growth in average deposits on hand. General, administrative and other expenses were up $23.4 million for the quarter, or 13.4 percent, and $57.6 million for the nine months, or 11.7 percent, from the same periods in 1995. The increases primarily reflect an increase in the provision for loan losses by Providian Bancorp to address significant on-balance sheet loan growth and higher credit loss rates, as well as increased marketing activity. Amortization increased $6.5 million for the quarter, or 10.2 percent, and $32.9 million for the nine months, or 17.6 percent, from the same periods in 1995. The increases are primarily due to the normal amortization of increased deferred acquisition costs at Providian Bancorp as well as the accelerated amortization of a portion of such costs in connection with the securitization of a portion of Providian Bancorp's home equity loan portfolio.

Business Segment Results

Providian Bancorp
Providian Bancorp continued its strong performance with pretax earnings of $56.1 million for the quarter and $162.8 million for the nine months ended September 30, 1996, up 17.0 percent and 19.5 percent, respectively, from the same periods in 1995. These results reflect strong growth in unsecured and home equity loans, partially offset by lower net interest margins and higher net credit losses.

Total managed loans, including $5.1 billion of securitized receivables and $520.0 million of receivables in the process of securitization, were $8.6 billion as of September 30, 1996, up 39.5 percent over September 30, 1995, balances. Managed unsecured receivables grew $2.0 billion from September 30, 1995, as a result of the continued success of the Primary Lender program. Additionally, the managed home equity loan portfolio, including $415.0 million of securitized receivables, was $874.5 million as of September 30, 1996, up $232.7 million from September 30, 1995.

The net interest margin on managed unsecured receivables for the quarter ended September 30, 1996, decreased to 10.97 percent from the 12.21 percent for the same period in 1995. The net interest margin on managed unsecured receivables for the nine months ended September 30, 1996, was 11.09 percent, down from 12.57 percent for the same period in 1995. The decreases resulted from the three-month, zero percent introductory rate feature offered to attract new customers into the Primary Lender program. Loan loss reserves related to on-balance sheet unsecured receivables, excluding receivables held for securitization, were 4.15 percent at September 30, 1996, compared to 3.97 percent at December 31, 1995, and 3.89 percent at September 30, 1995. The net credit loss rate for managed unsecured receivables for the quarter increased to
5.53 percent from 4.38 percent for the same period in 1995. The net credit loss rate for managed unsecured receivables for the nine months was 5.37 percent, up from 4.39 percent for the same period in 1995. Balances past-due greater than 31 days related to on-balance sheet unsecured receivables were 2.29 percent at September 30, 1996, compared to 2.41 percent at December 31, 1995, and 2.49 percent at September 30, 1995. Managed unsecured receivable balances past-due greater than 31 days were 3.71 percent at September 30, 1996, compared to 3.22 percent at December 31, 1995, and 2.94 percent at September 30, 1995. These increases in net credit losses and past-due balances on managed unsecured receivables are consistent with industry trends and Providian's expectations.

Providian Direct Insurance
Providian Direct Insurance pretax earnings were $23.1 million for the quarter and $67.3 million for the nine months ended September 30, 1996, down 21.3 percent and 22.1 percent, respectively, from the same periods in 1995. The quarterly results included losses in the Property and Casualty segment of $0.7 million, compared to income of $2.6 million in the same period in 1995, primarily due to declining premiums and higher amortization of deferred acquisition costs. The nine-month results included losses in the Property and Casualty segment of $5.1 million, compared to income of $7.3 million in 1995, primarily attributable to unfavorable claims experience and increased reserves in the auto line due in part to severe winter storms during late 1995 and the first quarter of 1996. Additionally, Health earnings were down $2.5 million for the quarter and $7.7 million for the nine months, primarily from the anticipated run-off of the Medicare Supplement in force block of business.

Premiums and fee-based revenues were $166.4 million for the quarter and $506.4 million for the nine months ended September 30, 1996, down 3.0 percent and 2.0 percent, respectively, from the same periods in 1995. The premium decline was primarily due to the repositioning of the military auto business, the strategic withdrawal from the homeowners business and the anticipated run-off of the Medicare Supplement in force block of business. Sales declined $15.7 million, or
44.9 percent, for the third quarter and $28.4 million, or 28.9 percent, for the nine months, reflecting the discontinuance of a Life and Health partnership arrangement, a decline in direct Health sales and the repositioning of the military auto business.

Providian Agency Group
Providian Agency Group pretax earnings were $48.4 million for the quarter ended September 30, 1996, up 5.7 percent from the same period in 1995, and $141.6 million for the nine months ended September 30, 1996, up 4.1 percent from the same period in 1995. The increases reflect the continuing effects of expense management initiatives and favorable Health claims experience. For the nine month comparison, these favorable results were partially offset by higher mortality experience in the first half of 1996.

Total premiums and fee-based revenues were essentially even with 1995. However, total sales declined 18.1 percent for the quarter and 7.2 percent for the nine months ended September 30, 1996, primarily due to the higher volume of sales during 1995 associated with the initial roll-out of the First Health AdvantageSM fee-based product and lower 1996 Marketing Partnership sales associated with two discontinued partnerships. The combined Life and Health policy termination rate of 14.3 percent for the nine months was up from the 14.2 percent rate for the same period in 1995. Including fee-based products in 1996, the termination rate was 14.8 percent, up from 14.3 percent for the nine months ended September 30, 1995, due to fee-based product terminations.

Providian Capital Management
Providian Capital Management pretax earnings were $39.5 million for the quarter ended September 30, 1996, up 12.2 percent from the same period in 1995, and $118.0 million for the nine months ended September 30, 1996, up 21.5 percent from the same period in 1995. The quarterly earnings increase is primarily due to the impact of lower credited rates, lower expenses and reduced amortization of acquisition costs, partially offset by lower investment yields. The nine-month earnings increase is primarily attributable to lower credited rates and growth in fee-based earnings, partially offset by lower investment yields and spread-based deposits. Profit margins on spread-based deposits for the quarter and nine months ended September 30, 1996, were 113 basis points and 112 basis points, respectively, which were significantly improved from the 93 basis points and 88 basis points, respectively, in the same periods in 1995.

Providian Capital Management's Individual fee-based deposits continued growing steadily with balances of $2.1 billion at September 30, 1996, an increase of
50.7 percent over September 30, 1995 balances. Group fee-based Trust GIC customer balances have grown to $13.1 billion as of September 30, 1996, up 18.6 percent over last year. Individual and Group spread-based deposits declined 6.3 percent and 8.1 percent, respectively, from September 30, 1995. Although sales of Group products improved in the quarter, individual spread-based sales remained challenging due to the large amount of funds flowing into the equity market and a very competitive pricing environment.

Analysis of Financial Condition

Significant variations between September 30, 1996, and December 31, 1995, balance sheet items are discussed below.

Assets

Cash and invested assets were $21.6 billion at September 30, 1996, down $282.2 million, or 1.3 percent, from December 31, 1995. The decrease in invested assets is due to the decline in market value of the Company's available for sale bond and stock portfolio, reflecting increases in market interest rates during 1996. Residential mortgage loans decreased $254.0 million, or 8.3 percent, as a result of the sale of $125.0 million of loans, and from payoffs exceeding purchases during 1996. Consumer loans, including those held for securitization, increased $274.0 million, or 8.9 percent, primarily due to the continued success of the Primary Lender program. Separate account assets and liabilities increased $727.6 million, or 35.1 percent, primarily due to variable annuity sales of $430.2 million and related fund growth of $155.5 million. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review").

Liabilities

Banking deposits increased $462.2 million, or 21.4 percent, as Providian Bancorp utilized them to fund receivable growth. Providian Bancorp also issued $50.0 million of three-year notes (see Note F to the accompanying condensed consolidated financial statements and the section titled "Liquidity and Capital Resources"). Deferred federal income tax decreased by $153.9 million, or 30.5 percent, from year end due primarily to the $142.7 million change in deferred taxes associated with the market value decline on the available for sale bond and stock portfolio.

Shareholders' Equity

The net unrealized investment gain component of shareholders' equity decreased $265.1 million from December 31, 1995, reflecting the decrease in the fair value of the Company's available for sale investment portfolio. The adjustments to record the effect of the unrealized investment gain on shareholders' equity and the related balance sheet accounts were as follows:



                                                   September 30,       December 31,
                                                       1996                1995               Change
                                                  ----------------    ----------------    ---------------
                                                                  (Dollars in millions)
Unrealized investment gain
Unrealized investment gain
  on available for sale securities                       $ 148.5             $ 592.6            $(444.1)
Adjusted by:
  Decrease in deferred
    policy acquisition costs                                (3.8)              (40.1)              36.3
  Increase in deferred
    federal income taxes                                   (50.6)             (193.3)             142.7
                                                  ----------------    ----------------    ---------------
Net unrealized investment gain
  on available for sale securities                       $  94.1             $ 359.2            $(265.1)
                                                  ================    ================    ===============

Asset/Liability Review

Excluding Providian Bancorp, invested assets related to insurance operations were $17.8 billion, compared to $18.5 billion at December 31, 1995. The distribution of invested assets at September 30, 1996, has not changed significantly from December 31, 1995.

Exposure to below investment grade bonds at September 30, 1996, was 5.0 percent, up slightly from 4.9 percent at December 31, 1995. Default and loss experience in the securities portfolio was excellent with no significant losses as a result of impairments this year. As of September 30, 1996, there was a minimal amount of securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of September 30, 1996, amounted to 3.15 percent of total commercial loans, up from 2.96 percent at December 31, 1995. The industry average for problem commercial mortgage loans was 15.25 percent at June 30, 1996 (the most recently published statistic). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which are based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.56 percent at September 30, 1996, compared to 3.30 percent at December 31, 1995. The MBA average for problem residential mortgage loans was
5.22 percent at June 30, 1996 (the most recently published statistic). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of September 30, 1996, and December 31, 1995, were as follows:



                                        Commercial Loans                      Residential Loans
                               -----------------------------------   -------------------------------------
                                September 30,      December 31,       September 30,       December 31,
                                     1996              1995               1996                1995
                               -----------------  ----------------   ----------------  -------------------
                                                          (Dollars in millions)
Non-accrual loans                    $33.8            $28.5              $30.3                $31.8
Restructured loans,
  accruing interest                   20.7             14.5                  -                    -
                               =================  ================   ================  ===================
                                     $54.5            $43.0              $30.3                $31.8
                               =================  ================   ================  ===================

As of September 30, 1996, there were approximately $95.3 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; however, the Company does not anticipate any material additional losses to arise from these loans.

Liquidity and Capital Resources

Providian Corporation is a legal entity, separate and distinct from its subsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries. Management believes that overall sources of cash and liquidity available to Providian Corporation and its subsidiaries ("the Company") will continue to be sufficient to satisfy its foreseeable financial obligations.

Net consolidated cash flows from operations were $1.0 billion during the nine months ended September 30, 1996, and $1.1 billion for the same period of 1995. These substantial levels come from a base of cash flows from insurance premiums (particularly from the home service Providian Agency Group operations, which are very predictable and relatively immune to disintermediation), from banking operations and from other product sales. See the accompanying condensed consolidated statements of cash flows for additional information regarding liquidity and funding.

Investment commitments are planned to coincide with expected cash flows. Normal day to day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $111.3 million during the nine months at a weighted average interest rate of 5.43 percent. Commercial paper outstanding at September 30, 1996, was $49.7 million.

Excluding Providian Bancorp, the Company has committed lines of credit of $750.0 million which would provide additional liquidity should adverse conditions materialize, and serve as back-up to the commercial paper program. There were no borrowings under these lines of credit during 1996 and no amounts outstanding under them as of September 30, 1996. In addition, the Company's bond and stock portfolio of $10.8 billion at September 30, 1996, provides a significant source of short-term liquidity.

Providian Bancorp analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a revolving line of credit agreement which provides liquidity for the existing deposit base, as well as satisfying short-term funding requirements. During May 1996, the amount available under the credit agreement was increased from $800.0 million to $1.2 billion. Outstanding borrowings under the agreement were $647.0 million at September 30, 1996.

Excluding Providian Bancorp, the Company issued $63.0 million of its Series D medium-term notes during the nine months ended September 30, 1996, and $45.8 million of the Company's long-term debt matured during that period. In addition, Providian Bancorp issued $50.0 million of three-year notes during the nine months ended September 30, 1996.

During September 1996, the Company registered $389.0 million of additional medium-term notes, bringing the total amount of such securities which are available for issuance to $500.0 million.

During the first nine months of 1996, the Company repurchased 1,255,980 shares of its common stock at an average price of $43.56 per share to complete the 2.5 million share repurchase program announced during the third quarter of 1995. On October 1, 1996, the Company announced plans to repurchase approximately 2.0 million additional shares. The specific amount and timing of share repurchases will depend on market conditions and other factors.

In May 1996, Standard & Poor's Ratings Group ("Standard & Poor's") upgraded Providian Life and Health Insurance Company's claims-paying ability rating to AA+ from AA. Standard & Poor's also changed the claims-paying ability ratings for Commonwealth Insurance and Peoples Security Insurance to AA+ from AAA and the Company's senior debt rating to AA- from AA. Standard & Poor's also affirmed its AA- rating of the Company Obligated Mandatorily Redeemable Preferred Securities of Providian LLC and the commercial paper ratings of A-1+ of the Company and these three subsidiaries.

In June 1996, two Providian Bancorp subsidiaries, First Deposit National Bank and Providian National Bank, received first time ratings on unsecured debt obligations from Duff & Phelps and Standard & Poor's. The banks were assigned senior long-term obligation ratings of A+ by Duff & Phelps and A by Standard & Poor's. Short-term obligations were assigned ratings of D-1 by Duff & Phelps and A-1 by Standard & Poor's. In July 1996, Moody's assigned a first time A2 rating for long-term deposits, as well as ratings of P-1 for short-term deposits and other senior obligations. These ratings reflect Providian Bancorp's strong operating results and strategic position in the marketplace, as well as Providian's ownership.

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


Item 5.   Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K

Exhibits: Exhibit 27 - Financial Data Schedule

Reports:  None

================================================================================

================================================================================
                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Providian Corporation
                                     -------------------------------------------
                                                       (Registrant)

Date:  November 13, 1996
                                      ------------------------------------------
                                                     Robert L. Walker
                                     Senior Vice President -- Finance and Chief
                                                     Financial Officer

Date:  November 13, 1996
                                     -------------------------------------------
                                                     Steven T. Downey
                                              Vice President and Controller

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference Number Per                                  Exhibit Number
    Exhibit Table      Description of Exhibit               Page
---------------------  -------------------------     ------------------

        (27)           Financial Data Schedule              27