Form 10-K
period 1996-12-31
PROVIDIAN CORP
filed 1997-03-31
CIK 17206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                              -------------------
Common Stock, $1 par value                          New York Stock Exchange
                                                     Pacific Stock Exchange
8 7/8% Cumulative Monthly Income
Preferred Shares*                                   New York Stock Exchange
--------------------------------                ----------------------------

     *Issued by Providian LLC and the payment of dividends and payments on liquidation or redemption are guaranteed by Providian Corporation

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1997.
                  Common Stock, $1 par value - $5,404,654,428
                  -------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 1997.
                 Common Stock, $1 par value - 94,459,922 shares
                 ----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement relative to the 1997 Annual Meeting of Stockholders to be filed by the Registrant with the Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference into Part III.

PART 1

Item 1.  BUSINESS

                            ORGANIZATION AND SEGMENTS
                            -------------------------

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

Changes in Control of Registrant
--------------------------------

On December 28, 1996, Providian Corporation executed a Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON") and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"), pursuant to which Merger Sub will merge with Providian Corporation. In connection with this merger, Providian Corporation will spin off Providian Bancorp, Inc. to Providian Corporation shareholders (the "Distribution"). For each share of Providian
Corporation stock owned, shareholders will receive one share of Providian Bancorp, Inc. in the Distribution. Pursuant to the Merger Agreement, among other things, (a) Providian Corporation will be the surviving corporation in the merger and become a wholly owned subsidiary of AEGON, and (b) each shareholder of Providian Corporation will be entitled to receive a number of shares of AEGON common stock in exchange for shares of Providian Corporation's common stock.

Shareholders of Providian Corporation will receive in exchange for each share of common stock, a fraction of an AEGON common share equal to $28.00 divided by the "AEGON Share Price." Generally, the "AEGON Share Price" is equal to the average, during the 20 trading days immediately preceding the last business day before the date of the merger, of the average daily high and low prices per share of an AEGON common share on the New York Stock Exchange (the "Fair Market Value at the Effective Time"). The AEGON Share Price, however, is subject to a collar, for the purposes of calculating the exchange ratio, which provides that the AEGON Share Price shall be $61.153 if the Fair Market Value at the Effective Time is equal to or greater than $61.153 and shall be $50.034 if the Fair Market Value at the Effective Time is equal to or less than $50.034. The Merger Agreement also provides that AEGON may terminate the agreement if the AEGON Share Price is more than $66.713 and that Providian Corporation may terminate the agreement if the AEGON Share Price is less than $44.475, unless the other party agrees to a "make-whole" provision. In general, the "make-whole" provision would mean that the value of the AEGON common shares issued in the merger would not be more than $30.545 or less than $24.889 for each share of Providian Corporation common stock.

The Board of Directors of Providian Corporation has unanimously approved the Merger Agreement and the Distribution. The merger is subject to approval by various regulatory authorities, approval by Providian Corporation's shareholders and certain other conditions. The Distribution will occur only if all of the conditions necessary for the merger are satisfied.

Should the Merger Agreement be terminated as a result of certain fiduciary obligations of the Board of Directors of Providian Corporation, Providian Corporation would be required to pay to AEGON liquidated damages of $80 million to $100 million.

Because consummation of the merger and the Distribution is subject to the above conditions, no representations can be made as to whether, or when, the merger and Distribution will be completed or as to the possible impact of the merger and Distribution on the financial condition and results of operations of the Company should the merger and Distribution occur.

Providian Agency Group
----------------------

By 1976, the Company had acquired Peoples Life Insurance Company ("Peoples Life") in Washington, D.C.; National Standard Life Insurance Company ("National Standard") in Orlando, Florida; Georgia International Life Insurance Company ("Georgia International") in Atlanta, Georgia; Home Security Life Insurance Company ("Home Security") in Durham, North Carolina; and several other companies that were subsequently merged into these affiliates. On October 1, 1985, Peoples Life and Home Security Life were merged to form Peoples Security Life Insurance Company ("Peoples Security") with headquarters in Durham. On March 31, 1987, the Company sold Georgia International to Southmark Corporation. On April 1, 1988, National Standard was merged into Commonwealth Life. On September 8, 1989, the Company acquired Southlife Holding Company and its primary operating companies, Public Savings Life Insurance Company ("Public Savings Insurance") and Security Trust Life Insurance Company ("Security Trust"), headquartered in Nashville, Tennessee. In December, 1991, the Company created Capital Security Life Insurance Company ("Capital Security"), as the successor to Public Savings Insurance. On November 14, 1991, the Company acquired Durham Corporation and its primary operating company, Durham Life Insurance Company ("Durham Life"), with headquarters in Raleigh, North Carolina. On September 30, 1994, Durham Life was merged into Peoples Security. On January 31, 1996, Capital Security was merged into Security Trust and Security Trust's name was changed to Capital Security. Following this merger, Agency Group's business is conducted primarily through three affiliates: Commonwealth Life, Peoples Security and Capital Security.

Providian Direct Insurance
--------------------------

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

Providian Capital Management
----------------------------

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

Providian Bancorp
-----------------

In April, 1984, the Company acquired a controlling interest in First Deposit Corporation (which, effective November 11, 1994, changed its name to Providian Bancorp, Inc.), located in San Francisco, California, which owns, among other subsidiaries, a grandfathered non-bank bank (First Deposit National Bank) and a credit card bank (Providian National Bank, which changed its name from First Deposit National Credit Card Bank effective January 1, 1995). Ownership was increased each year until 1989 when the remaining shares were purchased. At December 31, 1996, the Company owned 100% of the common stock and 100% of the outstanding preferred stock of Providian Bancorp. These affiliates form the Providian Bancorp business unit.

Financial   information   about  business   segments  is  included  in  Item  7,
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PRODUCTS
                                    --------

Insurance
---------

Commonwealth Life, Peoples Security, Capital Security, Providian Life, Veterans Life, First Providian and Academy write a variety of group and individual, nonparticipating life insurance products. These include universal life, traditional and interest-sensitive whole life insurance, term life insurance, accidental death and dismemberment coverage and premium waiver disability insurance.

The following table reconciles total life insurance in force for the year ended December 31, 1996:

                                                Total Life Insurance
                                                (dollars in millions)
                                                ---------------------


In force at December 31, 1995                           $66,131 (1)
Sales and additions                                      10,346

Terminations:
Surrender and Conversion                                  2,313
Lapse                                                     7,771
Reinsurance                                                  --
Other                                                     1,617
                                                      ---------
Subtotal                                                 11,701
                                                      ---------
In force at December 31, 1996                           $64,776 (1)
                                                      =========

Number of policies in force before reinsurance
ceded at December 31, 1996                            6,287,573
                                                      =========

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

Accumulation
------------

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

Banking
-------

Providian Bancorp affiliates offer both secured and unsecured loans,  as well as a broad range of deposit products. The receivables portfolio consists primarily of unsecured consumer loans which use a VISA(R) or MasterCard(R) credit card as the credit extension vehicle, a revolving cash loan product without a credit card, a savings deposit secured line of credit using a VISA(R) or MasterCard(R) credit card, a home equity secured loan product and insurance premium finance installment loans. Deposit products include retail and institutional certificates of deposit and money market deposit accounts.

Fee-Based Products
------------------

Providian Bancorp has developed fee-based strategic protection products and services such as Credit Protection, Home Protection(R), First Health Advantagesm and DrivePro(R). Certain of these products are also marketed by Providian Agency Group and Providian Direct Insurance.

                                    MARKETING
                                    ---------

Providian Agency Group markets individual insurance products primarily through agents, who call on customers in their homes to sell policies and provide related services. In addition, such agents market certain of the fee-based products described above. Substantially all of the agents are employees of Providian Agency Group, Inc. and do not represent insurers other than Agency Group. Such representatives receive compensation from sales commissions, and from renewal and service commissions. The compensation arrangement is designed to reward representatives who not only sell new policies, but who also effectively maintain and service in-force business to meet Company sales and persistency objectives. In addition to its agent sales organization, marketing partnerships have also been formed whereby products are distributed through the insurance and marketing organizations of third parties.

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

Group accumulation products of Providian Capital Management are marketed through a small sales staff, bank trustees, municipal GIC brokers, GIC fund managers, brokers and direct marketing. Individual products are marketed through financial planners, stock brokerage firms, independent agents, pension consultants, savings and loan associations, banks and other financial institutions and direct mail programs.

Providian Bancorp's consumer loan and deposit products are primarily marketed using direct mail and telemarketing channels and other direct response methods. Insurance premium finance installment loans are primarily marketed through agents under the management of a third party vendor.

Except for Providian Agency Group's marketing partnerships arrangements, the Company's Providian Agency Group affiliates concentrate their marketing efforts in the Southeast and Mid-Atlantic states, while the Providian Direct Insurance, Providian Capital Management, Providian Agency Group (through its marketing partnerships arrangements) and Providian Bancorp business units market their products nationwide.

                                      RISK
                                      ----

Risk is integral to insurance but, as is customary in the insurance business, risk exposure is kept within acceptable limits. The Company's subsidiaries retain no more than $1 million of life insurance and $250 thousand of accidental death benefits for any single life. Excess coverages are reinsured externally. At December 31, 1996, approximately $3.7 billion, or approximately 5.7 percent of total life insurance in force, was reinsured with nonaffiliated insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.

The Company's life insurance affiliates in many cases require evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums or restricted coverages. As of December 31, 1996, approximately 2.06 percent of life insurance in force was represented by risks which were substandard at the time the policy was issued. The majority of individual health insurance is Providian Direct Insurance business and written without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

The Company's annuities and structured settlements carry reinvestment and mortality risks. Additionally, deferred annuities are subject to disintermediation under some circumstances. Providian Capital Management employs appropriate underwriting and investment strategies to minimize these risks.

Banking Group's unsecured consumer loans are principally generated through direct mail and telemarketing solicitations and are made to a prescreened list of prospective accountholders, followed by credit verification. Banking Group uses proprietary technology and credit models to target creditworthy unsecured consumer loan customers who are expected to be eligible for a high credit line and who are likely to respond to the offer and resolve their balances.

Detailed discussions about the Company's investments are included in Note D to the Consolidated Financial Statements on pages 51 and 52 of the Company's 1996 Annual Report and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. As a diversified financial services company, many of the Company's assets and liabilities are monetary in nature and thus are sensitive to changes in the interest rate environment. Additional information about interest rate risk is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   REGULATION
                                   ----------

Insurance
---------

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

In 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures:
(i) Total Adjusted Capital, which equals an insurer's statutory capital and surplus plus its Asset Valuation Reserve, plus half its liability for policyholder dividends, and (ii) Risk Based Capital. Risk Based Capital is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. The NAIC adopted a similar, though more elaborate model act for property/casualty insurers in 1993. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its Risk Based Capital), the Model Act provides for four different levels of regulatory attention:

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

Prior to creation of the Model Act, the NAIC created the Insurance Regulatory Information System ("IRIS") ratios as an early warning system for use by state insurance regulators. The effect on the Company of these IRIS ratios has been the need to discuss with regulators any ratios which fell outside the expected ranges; however, there has been no heightened level of review of the Company as a result of these ratios.

Although the federal government does not directly regulate insurance business, except with respect to Medicare supplement plans, legislation and administration policies concerning premiums, age and gender discrimination, financial services and taxation, among other areas, can significantly affect the insurance business.

Banking
-------

The primary regulator of Providian Bancorp's consumer banking subsidiaries, First Deposit National Bank and Providian National Bank, is the Office of the Comptroller of the Currency ("OCC"). The banks' deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and accordingly, the banks are subject to certain regulations of the FDIC. As members of the Federal Reserve System, the banks are also subject to regulation by the Board of Governors of the Federal Reserve System. In 1996, Providian Bancorp obtained FDIC insurance for a third banking subsidiary, Providian Credit Services, Inc., a Utah industrial loan company, which is regulated by the Utah department of Financial Institutions and the FDIC.

Regulations of the OCC, the FDIC and other applicable federal regulatory agencies affect many areas of banking operations, including capital ratios, reserve requirements, the payment of dividends and permitted investments.

First Deposit National Bank must comply with certain restrictions under the Bank Holding Company Act in order to maintain its grandfathered status. These restrictions include a limitation on its ability to engage in certain new activities. Providian National Bank's charter generally limits its activities to credit card operations. Notwithstanding their direct or indirect ownership of First Deposit National Bank, Providian National Bank and Providian Credit Services, Inc., neither Providian Bancorp, Inc. nor the Company is a "bank holding company" within the meaning of the Bank Holding Company Act. But for these grandfather rights, the Company would be required to register as a bank holding company and would be subject to the restrictions set forth with the Company's activities to those owning and managing banks and certain other activities deemed by the Federal Reserve to be closely related to banking and a proper incident thereto.

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

Holding Company
---------------

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

Separate Accounts
-----------------

Separate accounts of the Company's subsidiaries which offer individual variable annuities are registered with the Securities and Exchange Commission under the Investment Company Act of 1940 and the Securities Act of 1993 and are governed by the provisions of the Internal Revenue Code of 1986, as amended, pertaining to the tax treatment of annuities.

                                   COMPETITION
                                   -----------

The insurance industry is highly competitive with over 1,700 life insurance companies competing in the United States, some of which have substantially greater financial resources, broader product lines and larger staffs than the Company's insurance subsidiaries. Additionally, life insurance companies face increasing competition from banks, mutual funds and other financial entities for attracting investment funds.

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

                                    EMPLOYEES
                                    ---------

The total number of persons employed by the Company and its subsidiaries is approximately 9,300.

                               FOREIGN OPERATIONS
                               ------------------

Substantially  all of the  Company's  operations  are  conducted  in the  United
States.

                                                        14
ITEM 2.  PROPERTIES

Principal properties of the Company and its subsidiaries include home offices located in Louisville, Kentucky (Commonwealth Life) and Valley Forge, Pennsylvania (Providian Life and Health and Providian Auto and Home Insurance), which are owned; offices in Pleasanton, California (Providian Bancorp), which are owned; and Louisville, Kentucky (Providian Corporation), Durham, North Carolina (Peoples Security and Capital Security) and San Francisco and Sacramento, California (Providian Bancorp), which are leased.

ITEM 3.  LEGAL PROCEEDINGS

The last subsection titled "Legal Proceedings," of Note L - Commitments and Contingencies on page 61 of the 1996 Annual Report is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

        Common Stock Dividend and Market Data, and Quarterly Price Ranges of Common Stock and Dividends Per Common Share on page 38 and page 39 of the Annual Report for the year ended December 31, 1996 are incorporated by reference.

Item 6. SELECTED FINANCIAL DATA

        Selected Financial Data on pages 18 and 19 of the Annual Report for the year ended December 31, 1996, is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        Consolidated Results and Analysis on pages 19 and 20, Results by Business Segment on pages 20 through 30, Asset Liability Management and Review on pages 30 through 36 and Liquidity and Capital Resources and Inflation on pages 37 and 38 of the Annual Report for the year ended December 31, 1996, are incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Providian Corporation and Subsidiaries included on pages 41 through 45 and Quarterly Financial Data on page 39 of the Annual Report for the year ended December 31, 1996, are incorporated by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE
        None.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section entitled "Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of the Registrant's fiscal year end, is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                        Principal Occupation and Business Experience
------------                        --------------------------------------------

Irving W. Bailey II                   Chairman of the Board of Directors,
Age:  55                              Providian Corporation, since November
                                      1988, and Chief Executive Officer,
                                      Providian Corporation, since April 1988.
                                      President,   Providian  Corporation,  from
                                      September 1987 to December 1994, and Chief
                                      Operating Officer,  Providian Corporation,
                                      September  1987 to April  1988.  Executive
                                      Vice   President   and  Chief   Investment
                                      Officer,   Providian   Corporation,   from
                                      February 1981 to September 1987.

Shailesh J. Mehta                     President and Chief Operating Officer,
Age:  47                              Providian Corporation, since December
                                      1994.  Executive Vice President,
                                      Providian Corporation, from August 1993 to
                                      December 1994. Chairman and CEO, Providian
                                      Direct   Insurance  from  August  1993  to
                                      December 1994.  Also,  President and CEO -
                                      Providian  Bancorp,  and  Chairman  of the
                                      Board,   President  and  Chief   Executive
                                      Officer of  Providian  Bancorp,  Inc.  and
                                      subsidiaries  from  April  1988 to January
                                      1995.   He   served  as   Executive   Vice
                                      President and Chief  Operating  Officer of
                                      Providian Bancorp from March 1986 until his election as its CEO.

Robert L. Walker                      Senior Vice President - Finance and Chief
Age:  46                              Financial Officer, Providian Corporation,
                                      since August 1993.  He served as Vice
                                      President and General Counsel, Providian
                                      Corporation, from December 1991 to August
                                      1993, and Vice President, Corporate Tax,
                                      Providian Corporation, from March 1988 to
                                      December 1991.

Steven T. Downey                      Vice President and Controller,
Age:  39                              Providian Corporation, since November
                                      1993. He served as Director, Finance and
                                      Accounting - Providian Capital Management,
                                      from  January 1993 to November  1993,  and
                                      Second  Vice   President   and   Assistant
                                      Controller,  Providian  Corporation,  from
                                      August  1991 to  January  1993.  Prior  to
                                      joining Providian Corporation, he was with
                                      Ernst  &  Young  LLP,   Certified   Public
                                      Accountants, from 1978 to 1991.

James V. Elliott                      Senior Vice President and General Counsel,
Age:  52                              Providian Corporation, since January 1995.
                                      General Counsel, Providian Bancorp, Inc., since 1989 and a Senior Vice President,
                                      Providian Bancorp,Inc., from March 1993
                                      through December,1994. During 1993,
                                      he was also responsible for Providian
                                      Bancorp's emerging business operation.

Name and Age                        Principal Occupation and Business Experience
------------                        --------------------------------------------

Lawrence Pitterman                   Senior Vice President of Administration,
Age:  49                             Providian Corporation, since January
                                     1991. Vice President, Human Resources,
                                     Providian Bancorp, Inc. from July 1990
                                     to   December   1990;    Vice   President,
                                     Corporate  Communications,  from  1989  to
                                     1990;  and Vice  President,  First Deposit
                                     Savings Bank, from 1987 to 1989.

Robert S. Greer, Jr.                 Chief Operating Officer and President of
Age:  49                             Agency Group since July 1995. He was
                                     President of the Home Service Division
                                     of United Insurance Company of America
                                     since 1991, while continuing to serve
                                     as President of Union National Life
                                     Insurance Company and Union National Fire
                                     Insurance Company since 1985. These
                                     companies are owned by UNITRIN, Inc.

Frederick C. Kessell                 President, Providian Capital Management
Age:  48                             since April 1996 and Chief Investment
                                     Officer, Providian Capital Management,
                                     since May 1993.  Managing Director,
                                     Chief   Investment   Officer  -  Providian
                                     Capital  Management,  from May 1989 to May
                                     1993,  and Vice  President,  Fixed  Income
                                     Securities - Providian Capital Management,
                                     Providian  Corporation,  from  May 1985 to
                                     May 1989.

A. Sami Siddiqui                     Executive Vice President - Providian
Age:  44                             Bancorp, since January 1995. He
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

David J. Miller                      Chief Operating Officer - Providian Direct
Age: 37                              Insurance since September, 1996
                                     and is responsible for all aspects of
                                     marketing and marketing support,strategic partnerships, insurance operations and information systems. He originally joined
                                     Providian Direct Insurance in 1994 as Vice
                                     President with responsibility  for all
                                     direct-sold life and health insurance and non-insurance products, marketing support and strategic partnerships. Prior to joining Providian, he was with Progressive Insurance from 1987 to 1994, where he served as division controller and product manager and was responsible for several national auto insurance programs.

Name and Age                        Principal Occupation and Business Experience
------------                        --------------------------------------------

David B. Smith                      Executive Vice President of Providian
Age:  45                            Bancorp since January 1997, with
                                    responsibilities in the Unsecured Spread business and Providian Home Loan perations.
                                    From July 1996 to January 1997, he was
                                    Senior Vice President of Providian Bancorp.
                                    From 1995 to July 1996 he was Chief
                                    Technology Officer for Providian
                                    Corporation and in 1991 he was responsible for life insurance marketing, systems and operations for Providian Direct Insurance.
                                    From 1990 to 1994, he was Senior Vice
                                    President of Providian Bancorp with
                                    responsibilities in various aspects of
                                    operations, systems and marketing for the Unsecured Spread business.

Item 11.       EXECUTIVE COMPENSATION

        The sections entitled "Directors' Compensation,"Executive
        Compensation and Other Information,"Stock Options and Stock Appreciation Rights (SARs)", "Option Exercises and Holdings," "Pension Plans" and "Human Resources Committee Executive Compensation Report" of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the Registrant's fiscal year-end, are incorporated by reference.

Item l2.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year-end, is incorporated by reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2)--The response to these portions of Item 14 is submitted as a separate section of this report.

     (a) (3)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (b) None.

     (c) Exhibits are submitted as a separate section of this report.

     (d) Financial statement schedules are submitted as a separate section of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, and the Commonwealth of Kentucky, on the 19th day of February 1997:

                                                 PROVIDIAN CORPORATION

                                                  /s/ Irving W. Bailey II
                                                  -----------------------
                                                     Irving W. Bailey II
                                                       Chairman and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 19th day of February 1997:

           SIGNATURE                                         TITLE
           ---------                                         -----




        /s/ Irving W. Bailey II                 Chairman, Chief Executive
       ---------------------------               Officer and Director
       Irving W. Bailey II


       /s/ Shailesh J. Mehta                    President, Chief Operating
       ---------------------------               Officer and Director
       Shailesh J. Mehta


       /s/ Robert L Walker                    Senior Vice President and
       --------------------------               Chief Financial Officer
       Robert L Walker


       /s/ Steven T. Downey                  Vice President and Controller
       ----------------------------
        Steven T. Downey


        /s/ John L. Clendenin                           Director
        ---------------------------
        John L. Clendenin



        /s/John M. Cranor III                          Director
        ----------------------------
        John M. Cranor III



        /s/Lyle Everingham                             Director
        -----------------------------
        Lyle Everingham

          SIGNATURE                                       TITLE
          ---------                                       -----


     /s/Raymond V. Gilmartin                             Director
     --------------------------------
     Raymond V. Gilmartin



      /s/J. David Grissom                                Director
      -------------------------------
      J. David Grissom



      /s/Watts Hill, Jr.                                 Director
      --------------------------------
      Watts Hill, Jr.




      Ned C. Lautenbach                                  Director



      /s/F. Warren McFarlan                              Director
      --------------------------------
      F. Warren McFarlan



      Martha R. Seger                                    Director
      --------------------------------
      Martha R. Seger



      /s/Larry D. Thompson                               Director
      --------------------------------
      Larry D. Thompson

                           ANNUAL REPORT ON FORM 10-K

                     ITEM l4(a)(1), (2) and (3), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                           LIST AND INDEX OF EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                              PROVIDIAN CORPORATION

                              LOUISVILLE, KENTUCKY

FORM 10-K--ITEM 14(a)(1) and (2)

PROVIDIAN CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Providian Corporation and Subsidiaries, included on pages 41 through 62 of the Annual Report for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                    Page

            Consolidated Statements of Income -
           Years Ended December 31, 1996, 1995 and 1994              41

         Consolidated Statements of Financial Condition -
           December 31, 1996 and 1995                              42 - 43

         Consolidated Statements of Cash Flows -
           Years Ended December 31, 1996, 1995 and 1994              44

         Consolidated Statements of Shareholders' Equity -
           Years Ended December 31, 1996, 1995 and 1994              45

         Notes to Consolidated Financial Statements                46 - 62

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

Information required in Schedule V, "Valuation and Qualifying Accounts," is included in Note D to the Consolidated Financial Statements of Providian
Corporation and subsidiaries, incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

         In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Providian Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note C to the  Consolidated  Financial  Statements,  in
1994 the Company changed its method of accounting for certain investments in debt and equity securities.


/s/ERNST & YOUNG LLP


Louisville, Kentucky
February 4, 1997


SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
             IN RELATED PARTIES


PROVIDIAN CORPORATION AND SUBSIDIARIES

                                                  December 31, 1996
                                               -----------------------------

                                                                Amount Shown
                                                                in Statement
                                             Amortized  Market  of Financial
                                                Cost     Value  Condition
                                              --------- ------- --------------


         Type of Investment                      (Dollars in millions)

         Debt securities:
         Bonds:
         US government & government agencies  $ 2,075  $ 2,091  $ 2,091
         State and municipal                      734      787      787
         Foreign governments                      129      144      144
         Public utilities                         525      529      529
         Industrial and miscellaneous           7,181    7,382    7,382
                                              -------  -------  -------
         Total bonds                           10,644   10,933   10,933
         Redeemable preferred stocks               19       19       19
                                              -------  -------  -------
         Total debt securities                 10,663   10,952   10,952
                                              -------  -------  -------

         Equity securities:
         Common stocks:
         Industrial and miscellaneous              13       14       14
         Nonredeemable preferred stocks           435      441      441
                                              -------  -------  -------
         Total equity securities                  448      455      455
                                              -------  -------  -------

         Trading account securities           XXXXXXX       96       96

         Commercial mortgage loans              2,864  XXXXXXX    2,864
         Residential mortgage loans             2,718  XXXXXXX    2,718
         Policy loans                             487  XXXXXXX      487
         Consumer loans                         3,550  XXXXXXX    3,550
         Real estate <F1>                          54  XXXXXXX       54
         Other long-term investments              550  XXXXXXX      550
         Short-term investments                   239  XXXXXXX      239
                                              -------           -------

         Total Investments                    $21,573           $21,965
                                              =======           =======

<F1> Includes real estate taken in foreclosure of $46.0 million in our mortgage loan portfolio.


SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                               December 31
                                          ----------------------
                                              1996       1995
                                          ---------  ----------
                                          (Dollars in millions)


Assets
  Cash and cash equivalents                 $    70   $    55
  Investments:
    Investments in and advances
      to subsidiaries <F1>                    3,909     3,841
    Short-term investments                       19        15
  Notes receivable from subsidiaries <F1>        44        56
  Accrued interest and accounts receivable
    from subsidiaries <F1>                       11         8
  Other assets                                   74        58
                                            -------   -------

Total assets                                $ 4,127   $ 4,033
                                            =======   =======

Liabilities and Shareholders' Equity:

Liabilities
  Notes, accounts payable and other
    liabilities to subsidiaries <F1>        $   137   $   197
  Short-term borrowings                          50        50
  Other liabilities                              85        49
  Long-term debt                                718       721
                                            -------   -------
Total liabilities                               990     1,017

Redeemable cumulative preferred stock
   held by subsidiary <F1>                       47        55

Commitments and Contingencies

Shareholders' equity
  Common stock                                  115       115
  Additional paid-in capital                     44        50
  Retained earnings                             510       420
  Equity in undistributed earnings
    of subsidiaries                           2,599     2,350
  Equity in net unrealized investment gain
    (loss) of subsidiaries                      182       359
  Common stock held in treasury - at cost      (356)     (330)
  Unearned restricted stock                      (4)       (3)
                                            -------   -------
Total shareholders' equity                    3,090     2,961
                                            -------   -------

Total liabilities and shareholders' equity  $ 4,127   $ 4,033
                                            =======   =======

<F1> Eliminated in consolidation.

See notes to condensed financial statements.


SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED


PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

                                         Year Ended December 31
                                         ----------------------
                                           1996  1995   1994
                                           ----  ----   ----
                                           (Dollars in millions)


Revenues
  Dividends from subsidiaries <F1>         $260  $270  $236
  Interest on notes receivable from
    subsidiaries <F1>                         6    47    47
  Management and service fees <F1>           43    35    28
  Investment and other income, net           12     3     1
                                           ----  ----  ----

Total revenues                              321   355   312

Expenses
  Operating expenses                         55    43    40
  Interest expense                           67    65    60
  Interest expense on notes payable to
    subsidiaries <F1>                        14    15    13
                                           ----  ----  ----

Total expenses                              136   123   113
                                           ----  ----  ----

Income before federal income tax
  benefit and equity in undistributed net
  income from subsidiaries                  185   232   199
Federal income tax benefit                    1    14    17
                                           ----  ----  ----

Income before equity in undistributed
  net income of subsidiaries                186   246   216

Equity in undistributed net income
  of subsidiaries                           249    99    85
                                           ----  ----  ----

Net income                                 $435  $345  $301
                                           ====  ====  ====


<F1> Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED


PROVIDIAN CORPORATION (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                   -------------------------
                                                      1996    1995    1994
                                                     -----   -----   -----
                                                      (Dollars in millions)


Net Cash Flows provided by Operating Activities      $ 149   $ 221   $ 223

Cash Flows from Investment Activities:
  Change in short term investments                      (4)     (1)    (14)
  Changes in investments in and advances
    to subsidiaries <F1>                                16     (58)    (27)
  Changes in operating property                         --      --       1
                                                     -----   -----   -----

Net Cash Flows used in Investment Activities            12     (59)    (40)

Cash Flows from Financing Activities:
  Issuance of long-term debt                            63     111     107
  Repayment of long-term debt                          (66)    (84)     --
  Redemption of preferred stock                         --      --    (100)
  Redemption of redeemable cumulative
    preferred stock <F1>                                (8)     (8)     (8)
  Purchase of common stock for treasury                (55)   (143)   (139)
  Dividends                                            (94)    (86)    (82)
  Proceeds from exercise of stock options               14      14       4
  Change in notes payable to subsidiaries <F1>          --      --     125
                                                     -----   -----   -----

Net Cash Flows used in Financing Activities           (146)   (196)    (93)
                                                     -----   -----   -----

Net Increase (Decrease) in Cash and
  Cash Equivalents or Cash Overdraft during Year        15     (34)     90
Cash and Cash Equivalents (Cash Overdraft)
  at Beginning of Year                                  55      89      (1)
                                                     -----   -----   -----

Cash and Cash Equivalents at End of Year             $  70   $  55   $  89
                                                     =====   =====   =====


<F1> Eliminated in consolidation.



See notes to condensed financial statements.





SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A  Basis of Presentation

In the parent company only condensed financial statements of Providian Corporation (the "Company"), investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since date of acquisition. The condensed financial statements of the parent company should be read in conjunction with the Consolidated Financial Statements and related Notes of Providian Corporation and Subsidiaries.

Note B  Plan and Agreement of Merger and Reorganization

On December 28, 1996, Providian Corporation executed a Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON") and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"), pursuant to which Merger Sub will merge with Providian Corporation. In connection with this merger, Providian Corporation will spin off Providian Bancorp, Inc. to Providian Corporation shareholders (the "Distribution"). For each share of Providian
Corporation stock owned, shareholders will receive one share of Providian Bancorp, Inc. in the Distribution. Pursuant to the Merger Agreement, among other things, (a) Providian Corporation will be the surviving corporation in the merger and become a wholly owned subsidiary of AEGON, and (b) each shareholder of Providian Corporation will be entitled to receive a number of shares of AEGON common stock in exchange for shares of Providian Corporation's common stock.

Shareholders of Providian Corporation will receive in exchange for each share of common stock, a fraction of an AEGON common share equal to $28.00 divided by the "AEGON Share Price." Generally, the "AEGON Share Price" is equal to the average, during the 20 trading days immediately preceding the last business day before the date of the merger, of the average daily high and low prices per share of an AEGON common share on the New York Stock Exchange (the "Fair Market Value at the Effective Time"). The AEGON Share Price, however, is subject to a collar, for the purposes of calculating the exchange ratio, which provides that the AEGON Share Price shall be $61.153 if the Fair Market Value at the Effective Time is equal to or greater than $61.153 and shall be $50.034 if the Fair Market Value at the Effective Time is equal to or less than $50.034. The Merger Agreement also provides that AEGON may terminate the agreement if the AEGON Share Price is more than $66.713 and that Providian Corporation may terminate the agreement if the AEGON Share Price is less than $44.475, unless the other party agrees to a "make-whole" provision. In general, the "make-whole" provision would mean that the value of the AEGON common shares issued in the merger would not be more than $30.545 or less than $24.889 for each share of Providian Corporation common stock.

The Board of Directors of Providian Corporation has unanimously approved the Merger Agreement and the Distribution. The merger is subject to approval by various regulatory authorities, approval by Providian Corporation's shareholders and certain other conditions. The Distribution will occur only if all of the conditions necessary for the merger are satisfied.

Should the Merger Agreement be terminated as a result of certain fiduciary obligations of the Board of Directors of Providian Corporation, Providian Corporation would be required to pay to AEGON liquidated damages of $80 million to $100 million.

Because consummation of the merger and the Distribution is subject to the above conditions, no representations can be made as to whether, or when, the merger and Distribution will be completed or as to the possible impact of the merger and Distribution on the financial condition and results of operations of the Company should the merger and Distribution occur.

Note C   Federal Income Tax

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

Note D  Note Payable to Providian LLC

In May 1994, Providian LLC was formed and capitalized through the purchase of common shares by the Company. On May 12, 1994 Providian LLC completed the issuance of 4,000,000 shares of Cumulative Monthly Income Preferred Stock (MIPS) at $25 per share. The total proceeds of $127 million from the issuance of the MIPS and the common stock were subsequently lent to the Company to provide permanent funding for the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series F. The note receivable from the Company that results from such loans constitutes the only material assets of Providian LLC. The MIPS is redeemable at the option of Providian LLC (with the Company's consent) in whole or in part on or after May 31, 1999 at a redemption price of $25 per share plus accumulated and unpaid dividends. Upon liquidation of Providian LLC, the holders of the MIPS are entitled to $25 per share plus accumulated and unpaid dividends. The MIPS pays monthly dividends at an annual rate of 8.875 percent. The Company has unconditionally guaranteed all legally declared and unpaid dividends of Providian LLC. The note payable to Providian LLC is included in Notes, accounts payable and other liabilities to subsidiaries in the accompanying Condensed Statement of Financial Condition.

Note E   Long-Term Debt

Long-term debt of the Company at December 31, 1996 and 1995 consisted of Debentures and Notes in the amount of $718 million and $721 million, respectively. See Note I to the Consolidated Financial Statements of Providian Corporation and Subsidiaries for a description of the terms and aggregate maturities of the Company's long-term debt.

Note F  Common Stock

During 1996, 1995 and 1994, the Company announced plans to repurchase a total of 11,500,000 shares of the Company's common stock on the open market. Through December 31, 1996, the Company repurchased 9,500,000 shares (1,256,000 shares in 1996, 3,910,000 shares in 1995 and 4,334,000 shares in 1994) at an aggregate cost of $337 million ($55 million in 1996, $143 million in 1995 and $139 million in 1994).

Note G  Preferred Stock

The Company has 6,000,000 shares of preferred stock, par value $5, authorized for issuance in series.

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Redeemable Cumulative Preferred Stock Held By Subsidiary
The Company has designated 587,400 shares of preferred stock as redeemable cumulative preferred stock to be issued in different series with varying annual dividend rates. The shares outstanding at December 31, 1996 and 1995 were 467,400 and 547,400, respectively. The subsidiary has the right, on an annual basis, to waive receipt of dividends and has waived any dividends payable through 1996. The characteristics of the redeemable preferred stock are as follows:

                                           Shares outstanding
                Dividend   Shares    Year    at December 31  Period of
   Series         rate   authorized  issued  1996     1995  redemption
   ------         ----   ----------  ------  ----     ----  ----------

   B               12.25   32,800    1980   32,800   41,000  1991-2000

   C               14.00   75,000    1981   75,000   90,000  1992-2001

   D               15.00   60,000    1982   60,000   70,000  1993-2002

   E               14.25   90,000    1982   90,000  105,000  1993-2002

   G               12.00  198,000    1983   78,000   91,000  1993-2002

   H               11.50   70,000    1984   70,000   80,000  1994-2003

   I               12.00   61,600    1984   61,600   70,400  1994-2003

                          =======          =======  ========
                          587,400          467,400  547,400
                          =======          =======  ========

Mandatory pro-rata sinking fund payments are required to redeem 10% of each series of redeemable preferred stock annually, beginning approximately ten years after issuance at $100 per share. As the shares are redeemed, they are retired thereby reducing the total authorized shares of each series. The Company redeemed the following shares of cumulative preferred stock in 1996: 8,200 of the Series B; 15,000 of the Series C; 10,000 of the Series D; 15,000 of the Series E; 13,000 of the Series G; 10,000 of the Series H; and 8,800 of the Series I. The aggregate amount of mandatory pro-rata sinking fund payments required for redemption of the redeemable preferred stock in each of the following years are: 1997-$8 million; 1998-$8 million; 1999-$8 million, 2000-$8 million and 2001-$7 million. The Company shall have the annual non-cumulative option to double any sinking fund payment subject to an aggregate limitation of 25% of the total issue. The redeemable preferred stock is non-callable for approximately ten years and callable thereafter at $105 per share plus accrued dividends. However, in the event the Company is required to obtain approval of a specified percentage of the holders of the issue to effect a merger, consolidation, or sale of assets and such approval is denied, then the Company may redeem the preferred stock in its entirety at $100 per share plus accrued dividends.

Adjustable Rate Cumulative Preferred Stock
------------------------------------------
On March 2, 1994, the Company redeemed, at face value, all 1,000,000 shares of its Series F, Adjustable Rate Cumulative Preferred Stock, at $100 per share plus accrued and unpaid dividends through the date of redemption.

Note H   Management and Service Fees

The Company provides its subsidiaries with general management support, including services in the data processing, human resources, legal and financial areas. The related charges are billed to the subsidiaries being serviced as management fees, and are computed using various allocation methods

PROVIDIAN CORPORATION (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

which are, in the opinion of management, reasonable in relation to services rendered.

Note I   Contribution of Note Receivable to Subsidiary

On December 29, 1995, the Company made a non-cash investment of $307.7 million into one of its wholly-owned subsidiaries. This investment was made through the contribution to the subsidiary of a note receivable held by the Company.

Note J   Subsequent Event

On February 4, 1997, Providian Bancorp, Inc. ("Bancorp"), a wholly owned subsidiary of the Company, issued $160 million of redeemable preferred stock, which pays quarterly dividends at an annual rate of 9.525%. Bancorp intends to use the proceeds from the issuance to retire debt and redeem preferred stock held by the Company ($43 million and $63 million, respectively, at December 31, 1996). The Company plans to use the proceeds to redeem its $95 million Sinking Fund Debentures during 1997.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROVIDIAN CORPORATION AND SUBSIDIARIES


                                                           Year Ended December 31, 1996 - (Dollars in millions)
                                                                                                  Benefits,
                             Deferred                            Policy                          claims, and
                           policy & loan                          and                    Net     increase in
                            acquisition  Benefit      Unearned  contract    Premium   investme     benefit
 Segment                      costs<F1> reserves<F2>  premiums   claims      income    income<F3>  reserves<F4>
------------------------------------------------------------------------------------------------------------
Providian Agency Group:
  Life                        $   827    $ 2,578    $    --    $    22    $   362    $   266       $   276
  Health                           72         99         --         16         57         10            37
  Other product lines               2        189         --          3         24         18            29
                              -------    -------    -------    -------    -------    -------       -------
    Total                         901      2,866         --         41        443        294           342
Providian Direct Insurance:
  Life                            488        792         --         25        319         70           219
  Health                          209        103         --         31        172         11            83
  Property & casualty              58         --         52        118        167         15           146
  Other product lines               6         30         --          1          6          3             5
                              -------    -------    -------    -------    -------    -------       -------

     Total                        761        925         52        175        664         99           453

Providian Bancorp                  31         --         --         --         --        575           141
Providian Capital Management       50     12,652         --          2         92        917           799
Corporate and Other                 2         --         --         --         --         47            --
                              -------    -------    -------    -------    -------    -------       -------
   Consolidated               $ 1,745    $16,443    $    52    $   218    $ 1,199    $ 1,932       $ 1,735
                              =======    =======    =======    =======    =======    =======       =======






SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


PROVIDIAN CORPORATION AND SUBSIDIARIES


                 Year Ended December 31, 1996 - (Dollars in millions)

                           Amortization
                           of deferred  Commissions
                             policy       and
                           acquisition   expenses,  Premiums
 Segment                     costs<F5>    net <F3>  written
------------------------------------------------------------------

Providian Agency Group:
  Life                      $    83    $    90
  Health                          7         15    $    56
  Other product lines            --         13          5
                            -------    -------
    Total                        90        118
Providian Direct Insurance
  Life                           59         36
  Health                         41         37        172
  Property & casualty            15         30        165
  Other product lines             1          5
                            -------    -------

     Total                      116        108

Providian Bancorp                45        525
Providian Capital Management     38         68
Corporate and Other               1         35
                            -------    -------
   Consolidated             $   290    $   854
                            =======    =======




SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


PROVIDIAN CORPORATION AND SUBSIDIARIES

                                               Year Ended December 31, 1995 - (Dollars in millions)

                                                                                                          Benefits,
                                Deferred                              Policy                            claims, and
                              policy & loan                             and                   Net       increase in
                               acquisition   Benefit      Unearned    contract   Premium   investment    benefit
Segment                          costs<F1>  reserves<F2>  premiums     claims     income     income<F3>  reserves<F4>
---------------------------------------------------------------------------------------------------------------------
Providian Agency Group:
  Life                           $   801     $ 2,496     $    --     $    19     $   359     $   261     $   268
  Health                              72         103          --          15          60          10          43
  Other product lines                  2         191          --           3          28          18          32
                                 -------     -------     -------     -------     -------     -------     -------
    Total                            875       2,790          --          37         447         289         343
Providian Direct Insurance:
  Life                               477         739          --          22         320          65         220
  Health                             223         109          --          26         180          13          83
  Property & casualty                 55          --          55         118         175          16         143
  Other product lines                  6          31          --           1           7           3           6
                                  -------     -------     -------     -------     -------     -------     -------

     Total                           761         879          55         167         682          97         452

Providian Bancorp                     35          --          --          --          --         457         106
Providian Capital Management          64      12,692          --           2          66         968         856
Corporate and Other                    2          --          --          --          --          50          --
                                 -------     -------     -------     -------     -------     -------     -------
   Consolidated                  $ 1,737     $16,361     $    55     $   206     $ 1,195     $ 1,861     $ 1,757
                                 =======     =======     =======     =======     =======     =======     =======



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


PROVIDIAN CORPORATION AND SUBSIDIARIES

    Year Ended December 31, 1995 - (Dollars in millions)

                               Amortization
                               of deferred Commissions
                                 policy      and
                               acquisition  expenses,  Premiums
Segment                         costs <F5>  net <F3>   written
-----------------------------------------------------------------
Providian Agency Group:
  Life                         $    76      $    96
  Health                            10           17     $    60
  Other product lines               --           16           5
                                -------     -------
    Total                           86          129
Providian Direct Insurance:
  Life                              55           37
  Health                            39           38         182
  Property & casualty               11           31         177
  Other product lines                1            5
                                 -------     -------

     Total                         106          111

Providian Bancorp                   16          432
Providian Capital Management        35           59
Corporate and Other                 (2)          33
                                -------     -------
   Consolidated                $   241      $   764
                                =======     =======








SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


PROVIDIAN CORPORATION AND SUBSIDIARIES

                                                                                Year Ended December 31, 1994 - (Dollars in millions)

                                                                                                        Benefits,
                                Deferred                              Policy                           claims, and
                             policy & loan                             and                     Net     increase in
                             acquisition     Benefit     Unearned    contract   Premium    investment    benefit
Segment                        costs<F1>   reserves<F2> premiums     claims     income      income<F3>  reserves<F4>
--------------------------------------------------------------------------------------------------------------------
Providian Agency Group:
  Life                           $   806     $ 2,361     $    --     $    16     $   348     $   252     $   249
  Health                              75         102          --          14          62           9          44
  Other product lines                  2         193          --           3          30          19          40
                                 -------     -------     -------     -------     -------     -------     -------
    Total                            883       2,656          --          33         440         280         333
Providian Direct Insurance:
  Life                               444         681          --          21         308          61         216
  Health                             213         115          --          27         186          13          82
  Property & casualty                 48          --          53         119         176          16         143
  Other product lines                  7          32          --           1           6           3           6
                                 -------     -------     -------     -------     -------     -------     -------

     Total                           712         828          53         168         676          93         447

Providian Bancorp                     23          --          --          --          --         322          71
Providian Capital Management         145      12,638          --           2          25         848         681
Corporate and Other                    2           1          --          --          --          52          --
                                 -------     -------     -------     -------     -------     -------     -------
   Consolidated                  $ 1,765     $16,123     $    53     $   203     $ 1,141     $ 1,595     $ 1,532
                                 =======     =======     =======     =======     =======     =======     =======





SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


PROVIDIAN CORPORATION AND SUBSIDIARIES

              Year Ended December 31, 1994 - (Dollars in millions)

                                Amortization
                                of deferred Commissions
                                  policy       and
                                acquisition   expenses,  Premiums
Segment                         costs<F5>    net <F3>     written
--------------------------------------------------------------------
Providian Agency Group:
  Life                           $    78     $    94
  Health                               7          16     $    63
  Other product lines                 --          13           6
                                 -------     -------
    Total                             85         123
Providian Direct Insurance:
  Life                                52          41
  Health                              37          40         189
  Property & casualty                  9          33         175
  Other product lines                  1           6
                                 -------     -------

     Total                            99         120

Providian Bancorp                     40         301
Providian Capital Management          42          48
Corporate and Other                    4          30
                                 -------     -------
   Consolidated                  $   270     $   622
                                 =======     =======


<F1> Includes value of insurance in force purchased
<F2> Includes policyholder contract deposits
<F3> See  Note N to the  Consolidated  Financial  Statements  of  Providian
Corporation and Subsidiaries for a description of the basis used in the allocation of net investment income and expenses.
<F4> Includes policyholder interest on investment-type contracts, interest on banking deposits, and interest on related hedging instruments.
<F5> Includes amortization of value of insurance in force purchased.


SCHEDULE IV - REINSURANCE

PROVIDIAN CORPORATION AND SUBSIDIARIES
                                                                                              Percentage
                                                    Ceded to         Assumed                   of amount
                                          Gross        other      from other           Net    assumed to
                                         amount    companies       companies        amount    net amount
---------------------------------------------------------------------------------------------------------
                                                          (Dollars in millions)
Year Ended December 31, 1996

Life insurance
 in force                               $54,893      $ 3,697        $  9,883       $61,079        16.2%
                                  =========================================================

Premiums and other
 considerations
  Life insurance<F1>                    $   776      $    34        $     55       $   797         6.9%
  Accident and health
   insurance                                236           38              37           235        15.7%
  Property and casualty
   insurance                                150            4              21           167        12.6%
                                  ---------------------------------------------------------

Total premiums                          $ 1,162      $    76        $    113       $ 1,199         9.4%
                                  =========================================================

Year Ended December 31, 1995

Life insurance
 in force                               $56,676      $ 3,822        $  9,455       $62,309        15.2%
                                  =========================================================

Premiums and other
 considerations
  Life insurance<F1>                    $   733      $    32        $     62       $   763         8.1%
  Accident and health
   insurance                                248           44              53           257        20.6%
  Property and casualty
   insurance                                154            5              26           175        14.9%
                                  ---------------------------------------------------------

Total premiums                          $ 1,135      $    81        $    141       $ 1,195        11.8%
                                  =========================================================

Year Ended December 31, 1994

Life insurance
 in force                               $56,344      $ 3,724        $  9,730       $62,350        15.6%
                                  =========================================================

Premiums and other
 considerations
  Life insurance<F1>                    $   702      $    36        $     50       $   716         7.0%
  Accident and health
   insurance                                257           59              51           249        20.5%
  Property and casualty
   insurance                                145            5              36           176        20.5%
                                  ---------------------------------------------------------

Total premiums                          $ 1,104      $   100        $    137       $ 1,141        12.0%
                                  =========================================================

<F1>  Includes annuities.



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS

Reference
Number Per                                                                          Exhibit
Exhibit Table              Description of Exhibit                                   Number          Page
-------------              ----------------------                                   ------          ----
(2)             Plan and Agreement of Merger and Reorganization dated as of           2.1             -
                December 28, 1996 among the Registrant, AEGON N.V. and LT
                Merger Corp. (Incorporated by reference as Exhibit 2 to
                Current Report on Form 8-K filed with the Commission on
                January 31, 1997.)

(3)             Certificate of Incorporation as amended on November 21, 1996.         3.1             -
                (Provided as part of electronic transmission.)

(3)             By-Laws of Providian Corporation as amended on February 17,           3.2             -
                1997.  (Provided as part of electronic transmission.)

(4)             Indenture dated April 1, 1983 between the Company and                 4.1             -
                Connecticut National Bank (as successor to National
                Westminster Bank USA) for Debt Securities (which now are 8
                3/4% Sinking Fund Debentures due January 15, 2017 and Medium
                Term Notes due 1995 to 2022).  (Incorporated by reference as
                Exhibit 4.2 to Registration Statement on Form S-3,
                Registration No. 2-82957 filed with the Commission on April 8,
                1983.)

(4)             Supplemental Indenture, dated September 1, 1989, between the          4.2             -
                Company and Connecticut National Bank (as successor to
                National Westminster Bank USA), Supplements the Indenture
                dated April 1, 1983, between the Company and Connecticut
                National Bank (as successor to National Westminster Bank
                USA).  (Incorporated by reference as Exhibit 4.1 of Form 8-K dated September 18, 1989, SEC File No. 1-6701.)

(4)             Providian Corporation 1987 Shareholder Rights Agreement as            4.3             -
                amended on November 4, 1992.  (Incorporated by reference as
                Exhibit 4.5 of the Company's Annual Report on Form 10-K for
                the year ended December 31, 1992, SEC File No. 1-6701.)




FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)


Reference
Number Per                                                                        Exhibit
Exhibit Table              Description of Exhibit                                  Number          Page
-------------              ----------------------                                  ------          ----

 (4)             Indenture between the Company and First Trust of New York          4.4             -
                 (successor-in-interest to  Morgan Guaranty Trust Company of
                 New York),  as Trustee,  dated as of January 1, 1994.
                 (Incorporated  by  reference  as  Exhibit  4.4 of the
                 Company's  Annual  Report  on Form  10-K for the year
                 ended December 31, 1993, SEC File No. 1-6701.)

 (4)             Payment and Guarantee Agreement dated as of May 12, 1994           4.5             -
                 between Providian LLC and the Company.  (Incorporated by
                 reference as Exhibit 4.1 of Form 8-K dated May 12, 1994, SEC
                 File No. 1-6701.)

 (4)             Terms of the 8 7/8% Cumulative Monthly Income Preferred Stock      4.6             -
                 dated as of May 15, 1994.  (Incorporated by reference as
                 Exhibit 4.2 of Form 8-K dated May 12, 1994, SEC File No.
                 1-6701.)

(10)             Providian Corporation 1981 Stock Option Incentive Plan,           10.1             -
                 through August 7, 1991.  (Incorporated by reference as Exhibit
                 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, SEC File No. 1-6701.)*

(10)             1991 amendments to 1981 Stock Option Incentive Plan and 1989      10.2             -
                 Stock Option Plan.  (Incorporated by reference as Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1991, SEC File No. 1-6701.)*

(10)             Providian Corporation 1981 Tax-Qualified Stock Option Plan, as    10.3             -
                 amended.  (Incorporated by reference as Exhibit 10.2 of the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1990, SEC File No. 1-6701.)*

(10)             Employment Agreement between the Company and Irving W. Bailey     10.4             -
                 II.  (Incorporated by reference as Exhibit 10.6 of the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1987, SEC File No. 1-6701.)*



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)


Reference
Number Per                                                                         Exhibit
Exhibit Table              Description of Exhibit                                  Number          Page
-------------              ----------------------                                  ------          ----

(10)             Descriptions of Company's Management Incentive Plan, Providian       10.5             -
                 Bancorp's Annual Incentive Plan and Company's Long-Term
                 Incentive Plan.  (Incorporated by reference to the
                 descriptions of the Incentive Compensation Plans as described on Pages 6 and 7 of the Proxy Statement for the Annual Meeting
                 of Stockholders held May 1, 1992, SEC File No. 1-6701.)*

(10)             Providian Corporation 1989 Stock Option Plan, through August         10.6             -
                 7, 1991.  (Incorporated by reference as Exhibit 10.6 of the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1990, SEC File No. 1-6701.)*

(10)             Amendment to Employment Agreement between the Company and            10.7             -
                 Irving W. Bailey II.  (Incorporated by reference as Exhibit
                 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, SEC File No. 1-6701.)*

(10)             Employment Agreements between Providian Corporation and David        10.8             -
                 J. Miller, David B. Smith, James V. Elliott, Robert S. Greer,
                 Jr., Frederick C. Kessell, Shailesh J. Mehta, Lawrence
                 Pitterman, A. Sami Siddiqui and Robert L. Walker and Second
                 Amendment to Employment Agreement between Providian
                 Corporation and Irving W. Bailey II.  (Incorporated by
                 reference as Exhibit 10.1 of the Company's Quarterly Report for the quarter ended March 31, 1996, SEC File No. 1-6701.)

(10)             Providian Bancorp Equity Unit Plan.  (Incorporated by                10.10            -
                 reference as Exhibit 10.12 of the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1991, SEC File No.
                 1-6701.)*




FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                                          Exhibit
Exhibit Table              Description of Exhibit                                   Number          Page
-------------              ----------------------                                   ------          ----

(10)             Providian Corporation Deferred Compensation Plan for Deferral        10.11            -
                 of Payments under the Providian Corporation Management
                 Incentive Plan.  (Incorporated by reference as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1991, SEC File No. 1-6701.)*

(10)             Providian Corporation Deferred Compensation Plan under the           10.12            -
                 Providian Corporation Long-Term Incentive Plan.  (Incorporated
                 by reference as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, SEC File
                 No. 1-6701.)*

(10)             Providian Bancorp Deferred Compensation Plan under the               10.13            -
                 Providian Bancorp Annual Incentive Plan.  (Incorporated by
                 reference as Exhibit 10.15 of the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1991, SEC File No.
                 1-6701.)*

(10)             Descriptions of Providian Corporation Supplemental                   10.14            -
                 Non-qualified Thrift Savings Plan and Non-qualified Pension
                 Agreements.  (Incorporated by reference to the descriptions of the Retirement Plans and Thrift Savings Plan as described on pages 7 through 9 of the Proxy Statement for the Annual
                 Meeting of Stockholders held May 1, 1992, SEC File No.
                 1-6701.)*

(10)             Providian Corporation Stock Ownership Plan (Incorporated by          10.15            -
                 reference as Exhibit 10.17 of the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992, SEC File No.
                 1-6701.)*

(10)             1994 Amendments to 1989 Stock Option Plan.  (Incorporated by         10.16            -
                 reference as Exhibit 10.17 of the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1994.)*

(10)             Operating and Policy Committee Deferred Compensation Plan.           10.17            -
                 (Incorporated by reference as Exhibit 10.19 of the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1994.)*



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                                         Exhibit
Exhibit Table              Description of Exhibit                                  Number          Page
-------------              ----------------------                                  ------          ----
(10)             Employment agreement between the Company and Robert S. Greer,       10.19            -
                 Jr.  (Incorporated by reference as Exhibit 10.19 of the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1995.)*

(10)             Providian Corporation's 1995 Stock Option Plan. (Incorporated        10.20            -
                 by reference as Appendix A of the Company's 1995 Proxy
                 Statement.)

(10)             Revolving Credit Facility Agreement between the Company and          10.21            -
                 various domestic and international banks, effective date
                 August 21, 1995.  (Incorporated by reference as Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1995.)

(10)             Revolving Credit Agreement between Providian Bancorp, Inc. and       10.22            -
                 various domestic and international banks, as terminated,
                 replaced and restated on May 14, 1996.  (Incorporated by
                 reference as Exhibit 10.1 of the Company's Quarterly Report on
                 Form 10-Q for the period ended June 30, 1996.)

(10)             Third Amendment to Employment Agreement between Providian            10.23            -
                 Corporation and Irving W. Bailey II.  (Provided as part of electronic transmission.)*

(10)             Amendments to Employment Agreements, dated November 6, 1996,         10.24
                 between Providian Corporation and David J. Miller,
                 Steven T. Downey, David B. Smith, James V. Elliott, Robert S.
                 Greer, Jr., Frederick C. Kessell, Shailesh J. Mehta, Lawrence
                 Pitterman, A. Sami Siddiqui and Robert J. Walker and Fourth
                 Amendment to Employment Agreement between Providian
                 Corporation and Irving W. Bailey II.  (Provided as part of electronic transmission.)*



FORM 10-K--ITEM 14(a)(3) AND (c)

PROVIDIAN CORPORATION AND SUBSIDIARIES

LIST AND INDEX OF EXHIBITS (CONTINUED)

Reference
Number Per                                                                           Exhibit
Exhibit Table              Description of Exhibit                                    Number          Page
-------------              ----------------------                                    ------          ----
(10)             Agreement between Shailesh J. Mehta and the Company (Provided        10.25            -
                 as part of electronic transmission.)*

(12)             Computation of ratio of earnings to fixed charges (Provided as       12.1            38
                 part of electronic transmission.)

(13)             Portions of the Annual Report for the year ended December 31,        13.1             -
                 1996.  (Provided as part of electronic transmission.)

(21)             List of subsidiaries.  (Provided as part of electronic               21.1            40
                 transmission.)

(23)             Consent of independent auditors.  (Provided as part of               23.1            42
                 electronic transmission.)

(27)             Financial Data Schedule.  (Provided as part of electronic            27.1             -
                 transmission.)

* This indicates a management contract or compensatory plan or arrangement.
