Form 10-Q
period 1997-03-31
PROVIDIAN CORP
filed 1997-05-13
CIK 17206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1997

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file Number            1-6707
                                 --------

                              Providian Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                               51-0108922
-------------------------------------------      --------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

    400 West Market Street, Louisville, Kentucky              40202
------------------------------------------------           -----------
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (502) 560-2000
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

                 Class                                    Shares Outstanding
    -----------------------------                         ------------------
     Common Stock, $1.00 par value                             94,599,880

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            PROVIDIAN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      March 31,
                                                       1997         December 31,
                                                    (Unaudited)          1996
                                                    -----------     -----------
(Amounts in millions)
Assets
Investments:
  Bonds and stocks, available for sale
   (Amortized cost of $11,289 and $11,111
     in 1997 and 1996, respectively)                     $ 11,341    $ 11,407
  Trading account securities                                  108          96
  Commercial mortgage loans                                 2,801       2,864
  Residential mortgage loans                                2,562       2,718
  Consumer loans, net                                       2,643       2,810
  Consumer loans held for securitization                       --         740
  Policy loans                                                488         487
  Other investments                                           838         843
                                                         --------    --------
                                   Total Investments       20,781      21,965

  Cash and cash equivalents                                 1,598         904
  Deferred policy and loan acquisition costs                1,533       1,508
  Value of insurance in force purchased                       232         237
  Goodwill                                                    200         202
  Separate account assets                                   3,537       3,240
  Other assets                                              1,098         937
                                                         --------    --------
                                        Total Assets     $ 28,979    $ 28,993
                                                         ========    ========

Liabilities and Shareholders' Equity
Liabilities:
  Benefit reserves and other policy liabilities          $  4,206    $  4,189
  Individual annuity reserves                               5,452       5,479
  Group annuity deposits                                    7,155       7,170
  Banking deposits                                          2,993       3,390
  Separate account liabilities                              3,537       3,240
  Long-term debt issued by:
    Corporate                                                 668         718
    Bancorp                                                    50          50
  Deferred federal income tax                                 337         414
  Other liabilities                                         1,253       1,153
                                                         --------    --------
                                   Total Liabilities       25,651      25,803

Commitments and Contingencies

Providian Bancorp-Obligated Mandatorily
   Redeemable Capital Securities of Subsidiary
   Trust Holding Solely Junior Subordinated
   Deferrable Interest Debentures of Providian Bancorp        160          --

Company-Obligated Mandatorily Redeemable
   Preferred Securities of Providian LLC                      100         100

Shareholders' Equity:
  Common stock, $1 par                                        115         115
  Additional paid-in capital                                   46          44
  Net unrealized investment gain                               36         182
  Retained earnings                                         3,200       3,109
  Common stock held in treasury - at cost:
    1997 - 20.7 shares;
    1996 - 21.6 shares                                       (321)       (356)
  Unearned restricted stock                                    (8)         (4)
                                                         --------    --------
                          Total Shareholders' Equity        3,068       3,090
                                                         --------    --------
          Total Liabilities and Shareholders' Equity     $ 28,979    $ 28,993
                                                         ========    ========

See notes to condensed consolidated financial statements.

                                 PROVIDIAN CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


Three Months Ended March 31                                        1997     1996
                                                                  ------   -----
                                                                  (Amounts in
                                                                millions, except
                                                               per common share)
Revenues:
  Premiums and other considerations                                  $304   $299
  Investment income, net of expenses                                  495    468
  Consumer loan servicing fees                                         91     67
  Realized investment gain                                              3      5
  Other income, net                                                    58     42
                                                                     ----   ----
                                                   Total Revenues     951    881

Benefits and Expenses:
  Benefits and claims                                                 241    236
  Increase in benefit and contract reserves                           216    191
  Commissions, net                                                     20     22
  General, administrative and other expenses, net                     218    177
  Amortization of deferred policy and loan acquisition costs,
     value of insurance in force purchased and goodwill                65     77
  Interest expense                                                     21     29
                                                                     ----   ----
                                      Total Benefits and Expenses     781    732
                                                                     ----   ----

                                 Income before Federal Income Tax     170    149

Federal Income Tax                                                     50     45
                                                                     ----   ----

                                   Net Income before Dividends on
                                           Mandatorily Redeemable
                                             Preferred Securities     120    104

Redeemable Capital Securities of Subsidiary Trust
 Holding Solely Junior Subordinated Deferrable
 Interest Debentures of Providian Bancorp                               2     --

Dividends on Company-Obligated Mandatorily
Redeemable Preferred Securities of Providian LLC                        1      1
                                                                     ----   ----

                                                       Net Income    $117   $103
                                                                     ====   ====

                                     Net Income per Common Share    $1.24  $1.09
                                                                     ====   ====

Cash Dividends per Common Share                                      $.275  $.25
                                                                     ====   ====

Weighted Average Number of Common Shares
  Outstanding During the Period                                      94.2   93.9
                                                                     ====   ====

See notes to condensed consolidated financial statements.


Item 1.  (continued)
                                PROVIDIAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31                                       1997        1996
                                                            ----------  ----------
                                                            (Amounts in millions)

Net Cash Flows provided by Operations                          $   273    $   369

Cash Flows from Investment Activities:
Investments sold or matured                                      2,364      2,414
Cost of securities and mortgage loans acquired                  (2,420)    (2,057)
Additions to operating property                                    (12)       (11)
Net increase in consumer loans                                    (151)      (662)
Securitization of consumer loans                                 1,350        375
Purchase of securitized consumer loans                            (325)        --
All other investment activities                                    (55)       (15)
                                                               -------    -------

Net Cash Flows provided by Investment Activities                   751         44

Cash Flows from Financing Activities:
Net increase (decrease) in short-term borrowings                   179       (119)
Policyholder contract deposits                                     638        298
Withdrawals of policyholder contract deposits                     (852)      (893)
Net increase (decrease) in banking deposits                       (397)       277
Issuance of long-term debt by:
Corporate                                                           --         56
Bancorp                                                             --         50
Repayment of long-term debt                                        (50)       (25)
Net borrowings (repayments) on revolving line of credit             (5)        15
Issuance of Providian Bancorp Obligated Preferred Securities       160         --
Purchase of common stock for treasury                               --        (50)
Dividends                                                          (26)       (23)
Proceeds from exercise of stock options                             23          5
                                                               -------    -------

Net Cash Flows (used in) Financing Activities                     (330)      (409)
                                                               -------    -------

Net Increase in Cash and Cash Equivalents                          694          4

Cash and Cash Equivalents at Beginning of Period                   904        708
                                                               -------    -------

Cash and Cash Equivalents at End of Period                     $ 1,598    $   712
                                                               =======    =======

See notes to condensed consolidated financial statements.


                     PROVIDIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Providian Corporation's annual report on Form 10-K for the year ended December 31, 1996.

B. On December 28, 1996, Providian Corporation executed a Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON") and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"), pursuant to which Merger Sub will merge with Providian Corporation. In connection with this merger, Providian Corporation will spin-off Providian Bancorp, Inc. to Providian Corporation shareholders (the "Distribution"). For each share of Providian Corporation stock owned, shareholders will receive one share of Providian Bancorp Inc. in the Distribution. Pursuant to the merger agreement, among other things, (a) Providian Corporation will be the surviving corporation in the merger and become a wholly owned subsidiary of AEGON, and (b) each shareholder of Providian Corporation will be entitled to a number of shares of AEGON common stock in exchange for shares of Providian Corporation's common stock.

      The merger is subject to approval by various regulatory authorities, approval by Providian Corporation's shareholders and certain other conditions. The Distribution will occur only if all the conditions necessary for the merger are satisfied. Because consummation of the merger and Distribution is subject to the above conditions, no representations can be made as to whether, or when, the merger and Distribution will be completed or as to the possible impact of the merger and Distribution on the financial condition and results of operations of Providian Corporation should the merger and Distribution occur.

C. Per common share amounts have been calculated using net income divided by the weighted average number of common shares outstanding during the three-month period. Fully diluted net income per common share is not presented as it approximates net income per common share.

D. Consumer loans have been reduced by the sale, without recourse, of unsecured receivables under asset securitization plans during 1997 of $1.4
     billion.   Total   unsecured   consumer   receivables   outstanding   under
     securitization plans were $6.4 billion at March 31, 1997.

E. Effective January 1, 1997, Providian Corporation prospectively adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. The application of SFAS No. 125 to monthly sales of receivables originated prior to January 1, 1997 is estimated to increase net income by approximately $24.0 million for the year ended December 31, 1997, as a result of recognizing gains upon the dates of transfer as opposed to recognizing servicing income as it is received monthly. This impact is non-recurring because for the first six to eight months of 1997, Providian Corporation will recognize both excess servicing income generated by balances existing as of December 31, 1996, and gains on additional monthly sales into these existing transactions during 1997. The amount and timing of any increase in income resulting from the application of SFAS No. 125 to transactions originated prior to January 1, 1997 are, however, dependent on the performance of the underlying receivables. The impact of the adoption of SFAS No. 125 to transactions originated subsequent to January 1, 1997 is dependent on the amount and timing of future securitizations.

F. An analysis of the allowance for loan losses on consumer and mortgage loans for the three-month period ended March 31, 1997 and 1996 is as follows:

                                              Consumer       Mortgage
                                           --------------- -----------
         Three Months Ended March 31        1997    1996   1997  1996
                                           --------------- -----------
                                               (Dollars in millions)
          Balance at beginning of period   $ 115    $ 93    $43   $50
          Current period provision            33      28      1     2
          Current period chargeoffs,
          net of recoveries                  (29)    (23)    --    --
                                           =====    ====    ===   ===
          Balance at end of period         $ 119    $ 98    $44   $52
                                           =====    ====    ===   ===


G. On February 4, 1997, Providian Bancorp completed a capital securities transaction pursuant to which a subsidiary trust of Providian Bancorp issued $160.0 million in liquidation amount of mandatorily redeemable preferred securities (the "Capital Securities"). The subsidiary trust invested the proceeds in 9.525% Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by Providian Bancorp. In addition to its obligations under the Debentures, Providian Bancorp has guaranteed payments on the Capital Securities to the extent of funds held by the subsidiary trust. Providian Bancorp used the proceeds from this transaction for the retirement of $42.5 million of long-term debt and the redemption of $63.3 million of preferred stock, both held by Providian Corporation, and for general Providian Bancorp business purposes. Providian Corporation will use the proceeds to redeem, in whole, on May 19, 1997, $95.0 million in outstanding principal amount of the 8.75% Sinking Fund Debentures, due January 15, 2017 at a total redemption price of $99.2 million plus accrued interest.

     During the three months ended March 31, 1997, $50.0 million of medium term notes matured.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item presents specific comments on material changes to Providian Corporation and it's subsidiaries ("the Company") results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties. The terms "expects," "plans," "believes," "intends," "will continue," "may continue" or similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which may cause the Company's actual results or actions to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include those listed under Planned Merger and Reorganization and are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

PLANNED MERGER AND REORGANIZATION

As discussed in management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1996, on December 28, 1996, Providian Corporation executed a Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON"), and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"), pursuant to which Merger Sub will merge with Providian Corporation. In connection with this merger, Providian Corporation will spin-off Providian Bancorp, Inc. to Providian Corporation shareholders (the "Distribution").

The merger is subject to approval by various regulatory authorities, approval by Providian Corporation's shareholders and certain other conditions. Because consummation of the merger and the Distribution is subject to these conditions, no representations can be made as to whether, or when, the merger and Distribution will be completed or as to the possible impact of the merger and Distribution on the financial condition and results of operations of the Company should the merger and Distribution occur.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three months ended March 31, 1997 to the three months ended March 31, 1996.

CONSOLIDATED RESULTS

Providian's net income for the quarter ended March 31, 1997, was $1.24 per common share, up 13.8 percent from the $1.09 per common share reported for the same period in 1996. Net income of $116.7 million for the quarter included pretax realized gains of $3.0 million, comprised of realized gains on investments and securities of $4.6 million and $1.6 million in provisions for mortgage loan losses.

Earnings, as discussed herein, exclude realized investment gains and losses and related deferred acquisition cost amortization, net of taxes. Earnings for the quarter ended March 31, 1997, were $118.0 million or $1.22 per common share, up
14.0 percent from the $1.07 per common share reported in the same period in 1996. The discussion under "Business Segment Results" highlights the key items which contributed to the overall growth in earnings.

Revenues, as discussed herein, exclude realized investment gains and losses. Revenues for the quarter ended March 31, 1997, were $948.1 million, up 8.2 percent from $876.0 million reported in the same period in 1996. The increase was primarily a result of higher life annuity premiums at Providian Capital Management and revenues earned on Providian Bancorp's strong growth in total managed loans. Providian Bancorp's revenues, primarily interest income and consumer loan servicing fees, increased $56.0 million for the quarter, or 25.0 percent, from the same period in 1996. The increase is primarily a result of the $34.2 million gain recognized on Providian Bancorp's 1997 securitizations under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was adopted January 1, 1997. Additionally, interest income increased from growth in receivables.

Total benefits and expenses increased $50.0 million, or 6.8 percent, for the quarter ended March 31, 1997 from the same period in 1996. Benefits and reserves increased $29.4 million for the quarter, or 6.9 percent, from the same period in 1996. The increase is primarily due to Providian Capital Management's higher life annuity volume and Providian Bancorp's growth in average deposits on hand offset by Providian Direct Insurance improved claims experience in the direct auto line of the Property and Casualty segment. General, administrative and other expenses were up $42.0 million for the quarter, or 23.8 percent, from the same period in 1996. The increase primarily reflected higher servicing expenses by Providian Bancorp due to significant on-balance sheet loan growth and increased marketing activity. Amortization decreased $12.0 million for the quarter, or 15.5 percent, from the same period in 1996. The decrease reflected Providian Bancorp's accelerated amortization in connection with the securitization of a portion of Providian Bancorp's home equity loan portfolio in first quarter 1996 and Providian Capital Management's recognition of continued better than expected annuity lapse experience in 1997.

BUSINESS SEGMENT RESULTS

PROVIDIAN BANCORP

Providian Bancorp continued its strong performance with pretax earnings, after dividends on Capital Securities, of $61.7 million for the quarter, up 20.2 percent, from the same period in 1996. These results reflected strong growth in managed unsecured receivables and fee-based revenues, reflecting increased diversification in fee-based products and value added services to customers.

Total managed loans were $9.2 billion as of March 31, 1997, up 28.2 percent from $7.1 billion as of March 31, 1996. Managed unsecured receivables, including $5.9 billion of securitized receivables, were $7.7 billion as of March 31, 1997, up $1.6 billion from March 31, 1996, as a result of the continued success of the Primary Lender program. The managed home equity loan portfolio, including $485.0 million of securitized receivables, was $938.9 million as of March 31, 1997, up $175.6 million from March 31, 1996.

The net interest margin for managed unsecured receivables was 11.05 percent for the quarter ended March 31, 1997, compared to 11.88 percent for the same period in 1996. The decrease resulted from the three-month, zero percent introductory rate feature offered to attract new customers into the Primary Lender program. Loan loss reserves related to on-balance sheet unsecured receivables, excluding receivables held for securitization, were 5.03 percent at March 31, 1997, compared to 4.51 percent at December 31, 1996 and 4.19 percent at March 31, 1996. The net credit loss rate for managed unsecured receivables was 6.73 percent for the quarter, up from 5.07 percent for the same period in 1996 which is consistent with current industry trends. Balances past-due greater than 31 days related to on-balance sheet unsecured receivables were 2.54 percent at March 31, 1997 down from 2.56 percent at December 31, 1996 and up from 2.34 percent at March 31, 1996. Managed unsecured receivable balances past-due greater than 31 days were 4.09 percent at March 31, 1997 compared to 4.08 percent at December 31, 1996, and 3.46 percent at March 31, 1996.

PROVIDIAN DIRECT INSURANCE

Providian Direct Insurance pretax earnings were $22.8 million for the quarter, up 4.7 percent from the same period in 1996. Quarterly results improved due to the Property and Casualty segment income of $11 thousand, compared to losses of $3.4 million in the same period in 1996, a result of more favorable claims experience in the direct auto line in 1997. These results were partially offset by lower Life and Health earnings primarily due to the discontinuance of a joint venture arrangement and the run-off of the Medicare supplement closed block of business.

Premiums and fee-based revenues were $161.7 million for the quarter, down 5.9 percent from the same period in 1996. Total sales declined by 25.4 percent in the first quarter from the same period in 1996. The premium and sales declines were a result of the discontinuance of the joint venture arrangement and a decline in Property and Casualty sales. However, direct Health sales increased
29.0 percent and fee-based Health sales increased 117.7 percent, reflecting strong demand for a plan featuring discounts on prescription drugs, eyewear and other health-related items.

PROVIDIAN AGENCY GROUP

Providian Agency Group pretax earnings were $47.6 million for the quarter ended March 31, 1997, up 3.0 percent from the same period in 1996. The increase reflected lower Life and Health claims on both home service and partnership business and higher net investment spreads.

Total annualized premium gain rate, including fee-based products was essentially even with 1996 at 2.2 percent, as low terminations in the quarter were partially offset by lower marketing partnership sales, a result of two discontinued partnerships. The combined Life and Health policy termination rate of 12.2 percent for the three months was down from 14.0 percent for the same period in 1996. The termination rate, including fee-based products, was 12.7 percent at March 31, 1997, down from 14.6 percent for the same period in 1996.

PROVIDIAN CAPITAL MANAGEMENT

Providian Capital Management pretax earnings were $44.4 million for the quarter ended March 31, 1997, up 15.0 percent from the same period in 1996. Quarterly earnings increased primarily due to improved spread margins as a result of positive investment results and recognition of continued better than expected annuity lapse experience. Profit margins on spread-based deposits for the quarter ended March 31, 1997 were 124 basis points, which improved from the 109 basis points in the same periods in 1996.

Providian Capital Management's Individual fee-based deposits continued growing steadily with balances of $2.6 billion at March 31, 1997, an increase of 49.1 percent from the same period in 1996. Group fee-based Trust GIC customer balances were $13.5 billion as of March 31, 1997, up 10.8 percent from the same period in 1996. Group spread-based deposits increased 8.5 percent from March 31, 1996 due to increased sales of floating rate contracts. Individual spread-based deposits decreased 4.2 percent from March 31, 1996 balances as sales remain challenging due to the large amount of funds flowing into the equity market and a very competitive pricing environment.

ANALYSIS OF FINANCIAL CONDITION

Significant variations between March 31, 1997 and December 31, 1996 balance sheet items are discussed below.

ASSETS

Cash and invested assets were $22.4 billion at March 31, 1997, down $491.1 million, or 2.1 percent, from December 31, 1996. The decrease in invested assets is primarily due to the securitization of consumer loans during the first quarter of 1997 of $1.4 billion. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review").

LIABILITIES

Banking deposits decreased $397.6 million, or 11.7 percent, from year end as Providian Bancorp's funding requirements declined as a result of the securitization of consumer loan balances and additional funding generated by the Capital Securities. Deferred federal income tax decreased by $76.4 million, or
18.5 percent, from year end primarily due to the $78.2 million change in deferred taxes associated with the market value decline on the available for sale bond and stock portfolio.

PREFERRED STOCK

Preferred stock of subsidiary increased $160.0 million due to Providian Bancorp's issuance of capital securities (see Note G).

SHAREHOLDERS' EQUITY

The net unrealized investment gain component of shareholders' equity decreased $145.4 million from December 31, 1996, reflecting the decrease in the fair value of the Company's available for sale investment portfolio. The adjustments to record the effect of the unrealized investment gain on shareholders' equity and the related balance sheet accounts were as follows:

                                       March 31,  December 31,
                                         1997         1996      Change
                                     ----------- ------------- ---------
                                             (Dollars in millions)

Unrealized investment gain
  on available for sale securities      $  51.9      $ 296.3     $(244.4)
Adjusted by:
  Increase (decrease) in deferred

    policy acquisition costs                3.9       (16.9)        20.8
  Increase in deferred

    federal income taxes                  (19.5)      (97.7)        78.2
                                     ----------- --------------  ---------
Net unrealized investment gain

  on available for sale securities      $  36.3      $ 181.7     $(145.4)
                                    ============ ==============  =========

ASSET/LIABILITY REVIEW

Excluding Providian Bancorp, invested assets related to insurance operations were $18.5 billion, compared to $18.8 billion at December 31, 1996. The distribution of invested assets at March 31, 1997, has not changed significantly from December 31, 1996.

Exposure to below investment grade bonds at March 31, 1997, was 4.8 percent, unchanged from December 31, 1996. Default and loss experience in the securities portfolio was excellent with no significant losses as a result of impairments this year. As of March 31, 1997, there was a minimal amount of securities in the bond or preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of March 31, 1997, amounted to 3.9 percent of total commercial loans, up from 2.9 percent at December 31, 1996. The industry average for problem commercial mortgage loans was 13.4 percent at December 31, 1996 (the most recently published statistic). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which are based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 3.9 percent at March 31, 1997 compared to 4.0 percent at December 31, 1996. The MBA average for problem residential mortgage loans was
5.7 percent at December 31, 1996 (the most recently published statistic). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of March 31, 1997 and December 31, 1996 were as follows:

                      Commercial Loans               Residential Loans

                   ------------------------  ------------------------
                   March 31,   December 31,  March 31,   December 31,
                      1997         1996        1997          1996
                   ----------  ------------  ----------  ------------
                                     (Dollars in millions)

Non-accrual loans     $25.5        $27.1       $31.8         $32.2
Restructured loans,
  accruing interest    18.9         19.1           -            -
                   ==========  ===========  ============  ============
                      $44.4        $46.2       $31.8         $32.2
                   ==========  ===========  ============  ============

As of March 31, 1997, there were approximately $36.3 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; however, the Company does not anticipate any material additional losses to arise from these loans.

LIQUIDITY AND CAPITAL RESOURCES

Providian Corporation is a legal entity, separate and distinct from its subsidiaries and has no business operations. The primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries. Management believes that overall sources of cash and liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations.

Net consolidated cash flows from operations were $273.0 million during the three months ended March 31, 1997 and $369.1 million for the same period of 1996. These substantial levels come from a base of cash flows from insurance premiums (particularly from the home service Providian Agency Group operations, which are very predictable and relatively immune to disintermediation), from banking operations and from other product sales. See the accompanying condensed consolidated statements of cash flows for additional information regarding liquidity and funding.

Investment commitments are planned to coincide with expected cash flows. Normal day to day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $49.6 million during the three months at a weighted average interest rate of 5.42 percent. Commercial paper outstanding at March 31, 1997 was $49.6 million.

Excluding Providian Bancorp, the Company has committed lines of credit of $750.0 million which would provide additional liquidity should adverse conditions materialize, and serve as back-up to the commercial paper program. There were no borrowings under these lines of credit during 1996 and no amounts outstanding under them as of March 31, 1997. In addition, the Company's bond and stock portfolio of $11.4 billion at March 31, 1997 provides a significant source of short-term liquidity.

Providian Bancorp analyzes its current and future liquidity needs to support its deposit portfolio and asset growth and has a revolving line of credit agreement which provides liquidity for the existing deposit base, as well as satisfying short-term funding requirements. The amount available under the credit agreement is $1.2 billion. Outstanding borrowings under the agreement were $110.0 million at March 31, 1997.

On February 4, 1997, Providian Bancorp completed a capital securities transaction pursuant to which a subsidiary trust of Providian Bancorp issued $160.0 million in liquidation amount of mandatorily redeemable preferred securities (the "Capital Securities"). The subsidiary trust invested the proceeds in 9.525% Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by Providian Bancorp. In addition to its obligations under the Debentures, Providian Bancorp has guaranteed payments on the Capital Securities to the extent of funds held by the subsidiary trust. Providian
Bancorp used the proceeds from this transaction for the retirement of $42.5 million of long-term debt and the redemption of $63.3 million of preferred stock, both held by Providian Corporation, and for general Providian Bancorp business purposes. Providian Corporation will use the proceeds to redeem, in whole, on May 19, 1997, $95.0 million in outstanding principal amount of the 8.75% Sinking Fund Debentures, due January 15, 2017 at a total redemption price of $99.2 million plus accrued interest.

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

Not applicable

Item 5.   Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits: Exhibit 27 - Financial Data Schedule

Reports: A report on form 8-K was filed on February 12, 1997, reporting proforma historical financial information of Providian Bancorp, Inc., giving effect to the proposed spin-off of the Registrant's wholly owned subsidiary, Providian Bancorp, Inc. to the shareholders of the Registrant and the issuance of $160.0 million of capital securities by a subsidiary trust of Providian Bancorp.

                  A report on Form 8-K was filed on April 22, 1997, containing Proforma Condensed Financial Information of Providian Bancorp, Inc. and Subsidiaries, giving effect to the proposed Distribution and the issuance of capital securities and Consolidated Financial Statements of Providian Bancorp, Inc. and Subsidiaries.

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

                                         Providian Corporation
                            -------------------------------------------------
                                              (Registrant)

Date:  May 13, 1997                         Robert L. Walker
                             ------------------------------------------------
                               Senior Vice President -- Finance and Chief
                                            Financial Officer

Date: May 13, 1997                          Steven T. Downey
                            -------------------------------------------------
                                     Vice President and Controller