Form 10-Q
period 1997-06-30
PROVIDIAN CORP
filed 1997-08-14
CIK 17206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file Number            1-6707
                              ------------


                              Providian Corporation

-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                              51-0108922

----------------------------------------      --------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

400 West Market Street, Louisville, Kentucky            40202
--------------------------------------------  ------------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   (502) 560-2000
                                                   ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

           Class                                  Shares Outstanding
--------------------------------            ----------------------------------
  Common Stock, $1.00 par value                        95,253,922

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         PROVIDIAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                        June 30,   December 31,
                                                            1997          1996
                                                   -------------    -----------
                                                           (Amounts in millions)
Assets
Investments:
  Bonds and stocks, available for sale
   (Amortized cost of $11,565 and $11,104
     in 1997 and 1996, respectively)                 $ 11,863    $ 11,400
  Trading account securities                               96          96
  Commercial mortgage loans                             2,773       2,864
  Residential mortgage loans                            2,386       2,718
  Policy loans                                            489         487
  Other investments                                       507         586
                                                      -------    --------
                              Total Investments        18,114      18,151

  Cash and cash equivalents                               606        653
  Deferred policy and loan acquisition costs            1,482      1,476
  Value of insurance in force purchased                   227        237
  Goodwill                                                197        202
  Separate account assets                               4,070      3,240
  Net assets of discontinued operations                    --        483
  Other assets                                            829        773
                                                     --------    --------
                                   Total Assets      $ 25,525    $ 25,215
                                                     ========    ========

Liabilities and Shareholder's Equity
Liabilities:
  Benefit reserves and other policy liabilities      $  4,211     $ 4,189
  Individual annuity reserves                           5,425       5,479
  Group annuity deposits                                7,159       7,170
  Separate account liabilities                          4,070       3,240
  Long term debt                                          573         718
  Deferred federal income tax                             490         471
  Other liabilities                                       669         758
                                                     --------    --------
                              Total Liabilities        22,597      22,025

Commitments and Contingencies

Company-Obligated Mandatorily Redeemable
   Preferred Securities of Providian LLC                  100         100

Shareholder's Equity:
  Common stock, $1 par                                     95         115
  Additional paid-in capital                               50          44
  Net unrealized investment gain                          181         182
  Retained earnings                                     2,502       3,109
  Common stock held in treasury - at cost:
    1996 - 21.6 shares                                     --        (356)
  Unearned restricted stock                                --          (4)
                                                     --------     --------
                     Total Shareholder's Equity         2,828       3,090
                                                     --------    --------
                                                     ========    ========
     Total Liabilities and Shareholder's Equity      $ 25,525    $ 25,215
                                                     ========    ========

See notes to condensed consolidated financial statements


Item 1.     (Continued)

                                                            PROVIDIAN CORPORATION AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Six Months        Three Months
                                                                ------------------   ----------------
Period Ended June 30                                                1997      1996      1997     1996
                                                                ------------------   ----------------
                                                                            (Amounts in millions,
                                                                        except per common share)

Revenues:
  Premiums and other considerations                               $  595   $   606    $ 291    $ 306
  Investment income, net of expenses                                 680       654      340      324
  Realized investment gain (loss)                                      3        (1)      (1)      (5)
  Other income, net                                                   39        42       20       23
                                                                   -----     -----    -----     -----
                                                Total Revenues     1,317     1,301      650      648

Benefits and Expenses:
  Benefits and claims                                                387       407      191      202
  Increase in benefit and contract reserves                          420       390      204      199
  Commissions, net                                                    38        45       18       23
  General, administrative and other expenses, net                    108       125       50       62
  Amortization of deferred policy acquisition costs,
     value of insurance in force purchased and goodwill              116       124       58       61
  Interest expense                                                    29        30       14       15
  Merger expenses                                                     48        --       47       --
                                                                  ------   -------    ------   -----
                                   Total Benefits and Expenses     1,146     1,121      582      562

    Income from continuing operations before Federal Income Tax      171       180       68       86

Federal Income Tax                                                    50        49       23       23
                                                                  ------   -------    -----    -----

Net Income from Continuing Operations before Dividends on
   Company-Obligated Mandatorily  Redeemable Preferred
   Securities of Providian LLC                                       121       131       45       63

Dividends on Company-Obligated Mandatorily Redeemable
  Preferred Securities of Providian LLC                                3         3        1        1
                                                                  ------   -------    -----    -----

                            Income from Continuing Operations        118       128       44       62

Discontinued Operations :
  Income from operations of Providian Financial Corporation
  (less applicable income taxes of $41 from January 1, 1997 to
  June 10, 1997,$39 for the six months in 1996, $20 from
  April 1, 1997 to June 10, 1997 and $20 for the three
  months in 1996.)                                                    79        74       36       38
                                                                  ------   -------    -----    -----

                                                Net Income        $  197   $   202    $  80      100
                                                                  ======   =======    =====    =====
Earnings per share:
   Continuing operations                                          $ 1.24   $  1.37    $ .46    $ .66
   Discontinued operations:
    Income from operations of Providian Financial Corporation        .84       .79      .38      .41
                                                                  ======   =======    =====    =====
   Earnings per share                                             $ 2.08   $  2.16    $ .84    $1.07
                                                                  ======   =======    =====    =====

Cash Dividends per Common Share                                   $  .55   $   .50    $.275    $ .25
                                                                  ======   =======    =====    =====

Weighted Average Number of Common Shares
  Outstanding During the Period                                     94.5      93.7     95.0     93.5
                                                                  ======   =======    =====    =====

See notes to condensed consolidated financial statements.


Item 1.     (Continued)

                                                        PROVIDIAN CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                                           1997        1996
                                                                                ---------  ----------
                                                                                (Amounts in millions)

Net Cash Flows provided by Operations                                           $   681    $   625

Cash Flows from Investment Activities:
  Investments sold or matured                                                     4,489      3,900
  Cost of securities and mortgage loans acquired                                 (4,531)    (3,522)
  Additions to operating property                                                   (18)       (29)
  Net increase in consumer loans                                                   (564)    (1,561)
  Securitization of loans                                                         1,350      1,420
  Purchase of securitized consumer loans                                           (325)        --
  Distribution of Providian Financial Corporation                                  (434)
  All other investment activities                                                  (145)       (66)
                                                                                -------    -------

      Net Cash Flows provided by (used in) Investment Activities                   (179)       142

Cash Flows from Financing Activities:
  Net increase (decrease) in short-term borrowings                                  206       (383)
  Policyholder contract deposits                                                    920        784
  Withdrawals of policyholder contract deposits                                  (1,417)    (1,516)
  Net increase (decrease) in banking deposits                                      (531)       145
  Issuance of long-term debt by:
     Corporate                                                                       --         63
     Providian Financial Corporation                                                 --         50
  Repayment of long-term debt by:                                                    --        (38)
     Corporate                                                                     (145)        --
     Providian Financial Corporation                                                (50)        --
  Net borrowings (repayments) on Providian Financial Corporation
     revolving line of credit                                                        35        345
  Issuance of Providian Financial Corporation Obligated Preferred Securities        160
  Purchase of common stock for treasury                                              --        (55)
  Dividends                                                                         (26)       (47)
  Proceeds from exercise of stock options                                            47          7
                                                                                -------    -------
                                  Net Cash Flows used in Financing Activities      (801)      (645)
                                                                                -------    -------

                         Net Increase (Decrease) in Cash and Cash Equivalents      (299)       122

                             Cash and Cash Equivalents at Beginning of Period       904        708
                                                                                -------    -------

                                   Cash and Cash Equivalents at End of Period   $   606    $   830
                                                                                =======    =======

See notes to condensed consolidated financial statements.


                     PROVIDIAN CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. On June 10, 1997, Providian completed the Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON") and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"), pursuant to which Merger Sub was merged with and into Providian. Immediately prior to the closing of the merger, Providian spun-off its banking operation, Providian Financial Corporation (formerly Providian Bancorp) as a separate company, to Providian shareholders (the "Distribution"). For each share of Providian stock owned, shareholders received as a dividend one share of Providian Financial Corporation in the Distribution. Pursuant to the merger agreement, among other things, (a) Providian was the surviving corporation in the merger and is now a wholly owned subsidiary of AEGON, and (b) each shareholder of Providian received .434417 of one common share of AEGON in exchange for each share of Providian common stock.

B. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented on an historic basis. All such adjustments are of a normal recurring nature. Due to the existence of outstanding public debt of Providian, such adjustments do not reflect the push down of accounting adjustments arising from AEGON's acquisition of Providian. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Providian Corporation's annual report on Form 10-K for the year ended December 31, 1996.

C. As discussed in Note A, on June 10, 1997, Providian completed the spin-off of its banking operations as a separate company, Providian Financial Corporation, to Providian shareholders. Accordingly, the revenues and expenses and assets and liabilities of the banking operations have been excluded from the respective captions in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Financial Condition and have been reported as "Income from the operations of Providian Financial Corporation," net of applicable income taxes and "Net assets of discontinued operations."

     On the Condensed Statements of Cash Flows, Cash and cash equivalents at the beginning of the period include cash and cash equivalents of the discontinued operations of $251.4 million and $161.0 million at June 30, 1997 and 1996, respectively, and Cash and cash equivalents at end of period include cash and cash equivalents of the discontinued operations of $182.1 at June 30, 1996.

     The results of discontinued operations for the periods ending June 10, 1997 and June 30, 1996 were as follows:

                                                     Six months  Three months
                                                  -------------- ------------
                                                    1997   1996  1997  1996
                                                  ------- ------ ----- ------
                                                     (Dollars in millions)

Total revenue                                       $497   $463  $211 $ 234
                                                  ------- ------ ----- ------

Net income before dividends on redeemable
   capital securities of subsidiary trust holding
   solely junior subordinated deferrable interest
   debentures of Providian Financial Corporation   $  83  $ 74   $ 38   $38
Dividends on redeemable capital securities of
   subsidiary trust holding solely junior
   subordinated deferrable interest debentures
   of Providian Financial Corporation                  4     -      2     -
                                                  ======= ===== ===== =======
Net Income                                          $ 79  $ 74   $ 36  $ 38
                                                  ====== ====== ===== =======

     The net carrying value as of December 31, 1996 of assets distributed to shareholders consisted of:

                                   December 31,
                                       1996
                              --------------------
                              (Dollars in millions)

        Total assets                   $4,327
        Deposits                        3,390
        Borrowings                        259
        Other Liabilities                 195
        Equity                            483



D. Merger expenses include one time and nonrecurring costs associated with the merger of Providian with AEGON. These costs include investment banker and professional fees, employee benefit costs and other expenses associated with the merger.

     In connection with the merger, 20.1 million shares of Common stock held in treasury with a cost of $300.5 million were retired. As a result, Common stock, Additional paid-in capital, and Retained earnings decreased $20.1 million, $6.9 million and $273.5 million, respectively.

E. Per common share amounts have been calculated using net income divided by the weighted average number of common shares outstanding during the three-month and six-month periods. Fully diluted net income per common share is not presented as it approximates net income per common share.

F. An analysis of the allowance for loan losses on mortgage loans for the six-month period ended June 30, 1997 and 1996 is as follows:

                                                                 Mortgage
                                                        -----------------------
         Six Months Ended June 30                            1997         1996
                                                        ----------     --------
                                                          (Dollars in millions)
         Balance at beginning of period                       $43         $50
         Current period provision                               1           3
         Current period chargeoffs,
           net of recoveries                                   (1)         (1)
                                                        ==========     ========
         Balance at end of period                             $43         $52
                                                        ==========     ========



G. During the six months ended June 30, 1997, $50.0 million of medium term notes matured and $95.0 million in sinking fund debt was retired at a cost of $99.2 million.

 Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

This item presents specific comments on material changes to Providian Corporation and it's subsidiaries (the "Company") results of operations, financial condition, liquidity and capital resources for the periods reflected in the condensed consolidated financial statements filed with this report. This analysis should be read in conjunction with the financial statements, footnotes and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties. The terms "expects," "plans," "believes," "intends," "will continue," "may continue" or similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which may cause the Company's actual results or actions to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include those listed under Merger and Reorganization and are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

MERGER AND REORGANIZATION

As discussed in management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1996, on December 28, 1996, Providian Corporation executed a Plan and Agreement of Merger and Reorganization (the "Merger Agreement") with AEGON N.V. ("AEGON"), and LT Merger Corp., a wholly owned subsidiary of AEGON ("Merger Sub"). On June 10, 1997, Providian completed the transaction, pursuant to which Merger Sub was merged with and into Providian. Immediately prior to the closing of the merger, Providian spun-off its banking operation, Providian Financial Corporation (formerly known as Providian Bancorp), as a separate company, to Providian shareholders (the "Distribution"). For each share of Providian stock owned, shareholders received as a dividend one share of Providian Financial Corporation in the Distribution. Pursuant to the merger agreement, among other things, (a) Providian was the surviving corporation in the merger and is now a wholly owned subsidiary of AEGON, and (b) each shareholder of Providian received .434417 of one common share of AEGON in exchange for each share of Providian common stock.

As a result of the above activities, the company has restated its financial statements to exclude the revenues and expenses and assets and liabilities of the banking operations from the respective captions in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Financial Condition. The revenues and expenses have been reported as "Income from the operations of Providian Financial Corporation," net of applicable income taxes and the assets and liabilities have been reported as "Net assets of discontinued operations."

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the six months ended June 30, 1997 to the six months ended June 30, 1996 as restated to reflect the distribution of Providian Financial Corporation. The nature and reason for any significant variation between the quarters ended June 30, 1997 and June 30, 1996 are the same as those discussed below for the respective six month periods, excepted where otherwise noted herein.

CONSOLIDATED RESULTS

Providian's net income for the quarter ended June 30, 1997, was $.84 per common share, down 21.5 percent from the $1.07 per common share reported for the same period in 1996. Net income for the six months ended June 30, 1997 was $2.08 per share down 3.7 percent from the same period in 1996. Providian's net income from continuing operations for the quarter ended June 30, 1997, was $.46 per common share, down 30.3 percent from the $.66 per common share for the same period in 1996. Net income from continuing operations for the six months ended June 30, 1997 was $1.24 per share down 9.5 percent from the same period in 1996. Net income from continuing opeartions is down due to merger related expenses of $47.8 million. The decrease in net income, including discontinued operations, also reflects reduced income from Providian Financial Corporation in 1997 as the result of its spin-off on June 10, 1997. Item 2. (Continued)

Net income of $80.2 million and net income from continuing operations of $44.4 million for the quarter included pretax realized losses of $0.4 million, comprised of realized losses on investments and securities of $0.8 million and $0.4 million in mortgage loan gains. Net income of $196.9 million and net income from continuing operations of $117.5 million for six months included pretax realized gains of $2.6 million, comprised of realized gains on investment and securities of $3.8 million and $1.2 million in provisions for mortgage loan losses. Pretax realized losses were $5.1 million and $0.6 million for the three and six months ended June 30, 1996, respectively.

Earnings from continuing operations, as discussed herein, exclude realized investment gains and losses and related deferred acquisition cost amortization, net of taxes. Earnings for the quarter ended June 30, 1997, were $44.6 million or $.47 per common share, down 33.8 percent from the $.71 per common share for the same period in 1996. Year-to-date earnings were $1.24 per common share down
12.1 percent from $1.41 per share for the same period in 1996. The discussion under "Business Segment Results" and "Discontinued Operations of Providian Financial Corporation" highlights the key items which contributed to the overall reduction in earnings.

Revenues from continuing operations, as discussed herein, exclude realized investment gains and losses. Revenues from continuing operations for the three months ended June 30, 1997, were $651.0 million, down 0.3 percent from $653.2 million for the same period in 1996. Revenues for the six months of 1997 were $1.31 billion, up 1.1 percent from $1.30 billion in 1996. The decrease for the quarter was primarily the result of higher investment income at Providian Capital Management due to favorable investment results, more than offset by lower overall premium and other income. The increase for the six months was principally due to higher investment income at Providian Capital Management due to favorable investment results, partially offset by lower overall premium income.

Total benefits and expenses from continuing operations increased $18.9 million, or 3.4 percent for the quarter and $25.7 million or 2.3 percent for the six months. The increases in total benefits and expenses were primarily the result of merger expenses incurred in the second quarter, offset by favorable claims experience in the Property and Casualty direct auto line for the current accident year and Agency Group's Life and Health business. The favorable claims experience resulted in a decrease in benefits and reserves for the quarter of $6.1 million or 1.5 percent. The $10.2 million increase in benefits and reserves for the six months was primarily the result of Providian Capital Management's higher credited rates on higher deposit balances, offset by the favorable claims experience of the direct auto line and Agency Group's Life and Health business. Amortization decreased $3.5 million for the quarter, or 5.7 percent and $8.0 million or 6.5 percent for the six months reflecting Providian Capital Management's recognition of continued better than expected annuity lapse experience in 1997.

Merger expenses of $47.8 million for the six months ended June 30, 1997 include one-time, nonrecurring costs associated with the merger of the company with AEGON. These costs include investment banker and professional fees, employee benefit costs and other expenses associated with the merger.

BUSINESS SEGMENT RESULTS

PROVIDIAN DIRECT INSURANCE

Providian Direct Insurance pretax earnings were $27.2 million for the quarter and $50.0 million for the six months, up 21.4 and 13.2 percent, respectively, from the same periods in 1996. Results improved primarily due to favorable claims experience in the military life line and in the Property and Casualty direct auto line, and increased fee-based revenue from the Providian Prescription Plan in 1997. These results were partially offset by lower Life and Health premiums in 1997 primarily due to the discontinuance of a joint venture arrangement, reduced Property and Casualty premium volume and the run-off of the Medicare supplement closed block of business.

Premiums and fee-based revenues were $160.8 million for the quarter, down 4.3 percent, and $322.5 million for the six months, down 5.1 percent. Total sales for six months declined 18.8 percent. The premium and sales declines were a result of the discontinuance of a joint venture arrangement and a decline in Property and Casualty sales. However, fee-based Health sales increased $5.2 million for six months, reflecting strong demand for a plan featuring discounts on prescription drugs, eyewear and other health-related items.

PROVIDIAN AGENCY GROUP

Providian Agency Group pretax earnings were $49.2 million for the quarter and $96.7 million for the six months, up 4.7 percent and 3.8 percent, respectively. The increases reflected lower Life and Health claims on both home service and marketing partnership business and higher net investment spreads.

Total annualized premium gain rate, including fee-based products for the six months of 1997 was 1.7 percent compared to 2.4 percent in 1996, as improved persistency was partially offset by lower marketing partnership sales, a result of two discontinued partnerships. The combined Life and Health policy termination rate of 12.4 percent for the six months was down from 13.8 percent for the same period in 1996.

The termination rate, including fee-based products, was 12.8 percent at June 30, 1997, down from 14.3 percent.

PROVIDIAN CAPITAL MANAGEMENT

Providian Capital Management pretax earnings were $46.4 million, up 16.7 percent for the quarter ended June 30, 1997, and $90.9 million, up 15.9 percent for the six months. Earnings increased primarily due to improved spread margins as a result of positive investment results, growth in fee-based deposits and recognition of less amortization expense in 1997. Profit margins on spread-based deposits for the quarter and six months ended June 30, 1997 were 133 basis points and 127 basis points, respectively, which improved from the 115 basis points and 112 basis points in the same periods in 1996, respectively.

Providian Capital Management's Individual fee-based deposits continued growing steadily with balances of $3.0 billion at June 30, 1997, an increase of 60.2 percent from June 30, 1996. Group fee-based Trust GIC customer balances were $13.9 billion as of June 30, 1997, up 11.7 percent from 1996. Group spread-based deposits increased 6.8 percent from June 30, 1996 due to increased sales of floating rate contracts. Individual spread-based deposits decreased 2.9 percent from June 30, 1996 balances as sales remained challenging due to the large amount of funds flowing into the equity market and a very competitive pricing environment.

DISCONTINUED OPERATIONS OF PROVIDIAN FINANCIAL CORPORATION

Providian Financial Corporation, previously known as Providian Bancorp, was distributed to shareholders on June 10, 1997. Accordingly, the company has restated its financial statements to exclude the revenues and expenses and assets and liabilities of the banking operations from the respective captions in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Financial Condition. The revenues and expenses have been reported as "Income from the operations of Providian Financial Corporation", net of applicable income taxes." Income from the operations of Providian Financial Corporation through June 10, 1997 was $79.4 million, net of income taxes, up 6.8 percent when compared to the six months ended June 30, 1996. The growth in earnings was primarily attributable to the growth in managed unsecured receivables and increases in noninterest fee income.

ANALYSIS OF FINANCIAL CONDITION

Significant variations between June 30, 1997 and December 31, 1996 balance sheet items are discussed below.

ASSETS

Cash and invested assets were $18.7 billion at June 30, 1997, down $84.5 million from December 31, 1996. The decrease was primarily due to lower cash and cash equivalents of the insurance operations in 1997. Separate account assets and liabilities increased $829.4 million or 25.6 percent from year end primarily due to variable annuity sales through one partnership arrangement totaling $386.6 million and related fund growth of $285.5 million. (For additional information on the Company's invested assets see the section titled "Asset/Liability Review").

LIABILITIES

Long term debt decreased $145.0 million or 20.2 percent from year end due to the maturity of $50.0 million of medium term notes during the six months and the retirement of $95.0 million in sinking fund debt with a cost of $99.2 million.

SHAREHOLDER'S EQUITY

In connection with the merger 20.1 million shares of Common stock held in treasury with a cost of $300.5 million were retired. As a result, common stock, Additional paid-in capital, and Retained earnings decreased $20.1 million, $6.9 million and $273.5 million, respectively.

Additional paid-in capital increased $5.5 million or 12.4 percent from year end primarily due to the exercise of stock options, offset partially by the retirement of treasury stock. Retained Earnings decreased $607.4 million or 19.5 percent from December 31, 1996 primarily due to the distribution of Providian Financial Corporation to the Company's shareholders and the retirement of treasury stock, partially offset by additional net income. Unearned restricted stock was fully amortized due to the release of all remaining restricted shares which vested as a result of the merger.

The net unrealized investment gain component of shareholder's equity decreased $636 thousand from December 31, 1996. The adjustments to record the effect of the unrealized investment gain on Shareholder's equity and the related balance sheet accounts were as follows:

                                     June 30    December 31,
                                      1997         1996        Change
                                  -----------   ----------    ---------
Unrealized investment gain
on available for sale securities     $  297.9    $ 296.3      $  1.6
Adjusted by:
  Increase (decrease) in deferred
    policy acquisition costs           (19.4)     (16.9)        (2.5)
  Increase in deferred
    federal income taxes               (97.4)     (97.7)          .3
                                   ----------   ----------   ---------
Net unrealized investment gain
  on available for sale securities  $  181.1    $ 181.7       $  (.6)
                                   ===========  ==========   =========

ASSET/LIABILITY REVIEW

Invested assets related to insurance operations were $18.1 billion, compared to $18.2 billion at December 31, 1996. The distribution of invested assets at June 30, 1997, has not changed significantly from December 31, 1996.

Exposure to below investment grade bonds at June 30, 1997, was 5.1 percent, up from 4.8 percent at December 31, 1996. Default and loss experience in the securities portfolio was excellent with no significant losses as a result of impairments this year. As of June 30, 1997, there was a minimal amount of securities in the bond and preferred stock portfolios that were delinquent as to interest or dividends.

Problem commercial mortgage loans (based on the American Council of Life Insurance definition, which includes loans past due 60 days or more, loans in the process of foreclosure, restructured loans and real estate acquired through foreclosure) as of June 30, 1997, amounted to 3.8 percent of total commercial loans, up from 2.9 percent at December 31, 1996. The industry average for problem commercial mortgage loans was 12.9 percent at March 31, 1997 (the most recently published statistic). Problem residential mortgage loans (based on Mortgage Bankers Association (MBA) standards, which are based on the number of loans that are past due 30 days or more, and loans in the process of foreclosure) were 4.1 percent at June 30, 1997 compared to 4.0 percent at December 31, 1996. The MBA average for problem residential mortgage loans was
5.0 percent at March 31, 1997 (the most recently published statistic). Loans on which the Company has discontinued the accrual of interest and restructured loans accruing interest as of June 30, 1997 and December 31, 1996 were as follows:

                            Commercial Loans         Residential Loans
                         -----------------------   ----------------------
                         June 30,   December 31,   June 30,  December 31,
                           1997         1996         1997        1996
                         -----------------------   ----------------------
                                       (Dollars in millions)

Non-accrual loans         $  42.2     $  27.1     $  29.2     $  32.2
Restructured loans,
  accruing interest          30.7        19.1         --          --
                          -------     -------     -------     -------
                          $  72.9     $  46.2     $  29.2     $  32.2
                          =======     =======     =======     =======

As of June 30, 1997, there were approximately $23.1 million of commercial mortgage loans with identified potential problems which could cause these loans to be included in a problem category in the future; however, the Company does not anticipate any material additional losses to arise from these loans.

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

Net consolidated cash flows from operations were $680.9 million during the six months ended June 30, 1997, and $624.6 million for the same period of 1996. These substantial levels come from a base of cash flows from insurance premiums (particularly from the home service Providian Agency Group operations, which are very predictable and relatively immune to disintermediation) and from other product sales. See the accompanying condensed consolidated statements of cash flows for additional information regarding liquidity and funding.

Investment commitments are planned to coincide with expected cash flows. Normal day to day cash variations are met by a commercial paper program, supplemented by committed lines of credit. Commercial paper borrowings averaged $51.9 million during the six months at a weighted average interest rate of 5.51 percent. Commercial paper outstanding at June 30, 1997 was $61.6 million.

The Company has committed lines of credit of $750.0 million which would provide additional liquidity should adverse conditions materialize, and serve as back-up to the commercial paper program. There were no borrowings under these lines of credit during 1996 and no amounts outstanding under them as of June 30, 1997. In addition, the Company's bond and stock portfolio of $12.0 billion at June 30, 1997, provides a significant source of short-term liquidity.

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

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on June 6, 1997. Following are the results of proposals voted upon at that meeting. As of the record date, April 10, 1997, there were 94,599,880 issued and outstanding shares eligible to vote.

PROPOSAL 1:

Lyle Everingham, Watts Hill, Jr., Ned C. Lautenbach, and Larry D. Thompson were elected to the Board of Directors. Below is the number of votes cast for or withheld for each director elected.

         Name                         For                      Withheld

------------------------     ----------------------      ----------------------
Lyle Everingham              81,753,062                  1,020,361
Watts Hill, Jr.              81,749,603                  1,023,820
Ned C. Lautenbach            81,767,456                  1,005,967
Larry D. Thompson            81,766,859                  1,006,564

Directors continuing to serve on the Board are John M. Cranor III, J. David Grissom, F. Warren McFarlan Ph.D., Martha R., Seger, Ph.D., Irving W. Bailey, II, John L. Clendenin, Raymond V. Gilmartin, Shailesh J. Mehta.

PROPOSAL 2:

The shareholders approved the appointment of Ernst and Young LLP as the Company's independent auditors. The results of the vote were 82,062,305 for, 382,485 against and 328,633 abstained.

PROPOSAL 3:

The shareholders approved the merger proposal. The results of the vote were 75,296,488 for, 2,166,384 against, and 742,111 abstained.

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Exhibits: Exhibit 27 - Financial Data Schedule

Reports:

On June 2, 1997 the Registrant filed a Form 8-K announcing that it had set a new record date of June 10, 1997 for the spin-off of its wholly owned subsidiary, Providian Bancorp, Inc. to the shareholders of the Registrant (the "Distribution") in connection with the merger of the Registrant's insurance operations with AEGON U.S.A., a wholly owned subsidiary of AEGON N.V. In addition, the Registrant announced that its annual shareholders meeting was adjourned on May 29, 1997 and reconvened on June 6, 1997.

On June 10, 1997, the Registrant filed a Form 8-K announcing the completion of the merger with LT Merger Corp., a wholly owned subsidiary of AEGON N.V. pursuant to which the Registrant was the surviving corporation and became a wholly owned subsidiary of AEGON N.V., effective as of 5:30 p.m., eastern daylight time, on June 10, 1997. The registrant's shareholders became entitled to receive .434417 Common Shares of AEGON N.V. for each share of the Registrant's Common Stock held by them at the effective time. Immediately prior to the effective time of the merger between the Registrant and AEGON N.V., the Registrant's banking operations were spun-off as a separate company, Providian Financial Corporation, including its subsidiaries. Stockholders of the registrant became entitled to receive as a dividend one share of Providian Financial Corporation for each share of the Registrant's Common Stock held by them at the close of business on June 10, 1997. In addition, the Registrant also filed Pro forma Financial Statements giving effect to the distribution of Providian Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Providian Corporation
                                            -------------------------------
                                                      (Registrant)

Date:  August 14, 1997                              Robert L. Walker
                                            -------------------------------
                                             Senior Vice President -- Finance
                                             and Chief Financial Officer